Form 10-Q
period 2008-03-31
TriCord Hurricane Holdings, Inc.
filed 2008-05-20
CIK 1427092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the quarterly period ended March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-149256

TRICORD HURRICANE HOLDINGS, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	26-1650042
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1201 E. 33rd St., Tulsa, OK 74105
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (918) 633-0344

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

As of May 19, 2008, the issuer had 38,513,734 outstanding shares of Common Stock.

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	3
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	6
Item 4T	Controls and Procedures	6
	PART II
Item 1.	Legal Proceedings	7
Item 1A.	Risk Factors	7
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7
Item 3.	Defaults Upon Senior Securities	7
Item 4.	Submission of Matters to a Vote of Security Holders	7
Item 5.	Other Information	7
Item 6.	Exhibits	7
		8
SIGNATURES

PART I

ITEM 1. FINANCIAL STATEMENTS.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$4,084	$32,607

Total current assets	4,084	32,607

PROPERTY AND EQUIPMENT, at cost:
Office equipment	1,811	1,811
Less - accumulated depreciation	(595)	(445)

Net property and equipment	1,216	1,366

Prepaid marketing costs	12,164	13,270

TOTAL ASSETS	$17,464	$47,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$26,881	$-
Accrued liabilities	2,256	2,325
Advance from stockholder	64,000	-

Total current liabilities	93,137	2,325

Award repayable	100,000	100,000

STOCKHOLDERS' DEFICIT:
Common stock, par value	3,851	387
Preferred stock, par value	-	80
Capital in excess of par	601,553	531,732
Deficit accumulated during the development stage	(781,077)	(587,281)

Total stockholders' deficit	(175,673)	(55,082)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$17,464	$47,243

See notes to unaudited consolidated financial statements.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

OPERATING EXPENSES:
Salaries	$90,000	$45,000
Promotional and marketing	14,643	898
Taxes - payroll	9,548	5,163
Professional fees	70,750	27,460
Travel and entertainment	5,852	7,690
Research and development	-	6,544
Rent	975	960
General and administrative	1,878	978
Depreciation	150	5

Total operating expenses	193,796	94,698

Loss from operations	(193,796)	(94,698)

NET LOSS	$(193,796)	$(94,698)

See notes to unaudited consolidated financial statements.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(193,796)	$(94,698)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	150	5
Changes in current assets and liabilities:
Accounts receivable	-	432
Prepaid marketing costs	1,106	(13,590)
Accounts payable	26,881	-
Accrued liabilities	(69)	-

Net cash used in operating activities	(165,728)	(107,851)

FINANCING ACTIVITIES:
Proceeds from note payable	-	30,000
Advance from stockholder	64,000	-
Proceeds from preferred stock issued	73,205	124,568
Proceeds from common stock issued	-	100

Net cash provided by financing activities	137,205	154,668

NET (DECREASE) INCREASE IN CASH	(28,523)	46,817

CASH, beginning of period	32,607	24,055

CASH, end of period	$4,084	$70,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$-	$-
Income taxes	$-	$-

See notes to unaudited consolidated financial statements.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007

1.           BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Development Stage Operations

TriCord Hurricane Holdings, Inc. (the Company) is a development stage company headquartered in Tulsa, Oklahoma.  The Company has developed a product to minimize the damaging effects of hurricane-generated winds on homes in hurricane zones.  The Company has initiated promotional and marketing plans but has not yet begun sales and production of its product.  Additional efforts have been devoted to raising capital and obtaining financing for future operations.

Capitalization and Corporate Structure

The Company was originally formed in the State of Oklahoma as TriCord Hurricane Products, Inc. on January 3, 2006.  The Company subsequently converted to a limited liability company and on November 19, 2007, converted to a Florida Profit Corporation.

TriCord Hurricane Holdings, Inc. was incorporated in the State of Nevada on November 21, 2007, and in February, 2008, all outstanding common and preferred shares of TriCord Hurricane Products, Inc. were exchanged on a one-for-one basis for similar shares of TriCord Hurricane Holdings, Inc. Thus, TriCord Hurricane Products, Inc. became a wholly-owned subsidiary of TriCord Hurricane Holdings, Inc.  Together, they comprise the Company.

The Company has authorized capital of 100,000,000 shares of common stock with a par value of $.0001 and 1,200,000 shares of preferred stock with no par value.

Effective March 17, 2008, the Company declared a six-for-one stock dividend.  In addition, all outstanding preferred stock, warrants and options were converted into common stock.

Principles of Consolidation

The consolidated financial statements include the financial statements of the parent company and its wholly-owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Equivalents

The Company considers investments with original maturities of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost.  Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of three years.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

2.           DEVELOPMENT STAGE

The Company has not yet produced or sold any of its planned products.  Management is actively raising capital and obtaining financing to fund the initial production of its product, as well as to fund additional sales and marketing efforts until adequate revenue is generated.

3.           PROPERTY AND EQUIPMENT

Property and equipment consists of office computer equipment.

Depreciation expense related to property and equipment was $150 and $5 for the three month periods ended March 31, 2008 and 2007, respectively.

4.           NOTE PAYABLE

The Company had a senior debenture payable with a balance of $47,155 as of December 31, 2006, and bearing interest at 8%.  An additional $30,000 was advanced in February 2007.  In December 2007, the outstanding balance was converted into 453,000 shares of common stock.

5.           INCOME TAXES

The Company provides for income taxes in accordance with the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforward amounts. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.  The Company’s net operating loss carry-forward is approximately $780,000 and the resulting deferred tax asset has a 100% valuation allowance.

6.           CONSULTING SERVICES AGREEMENT

The Company has entered into a consulting agreement whereby the consultant company will assist in managing and coordinating the Company’s efforts to register its stock in order to obtain additional capitalization.  The consultant company will also provide other related advisory services. For these services, the Company is to pay a $3,000 monthly retainer plus expenses.

7.           AWARD REPAYABLE

In July 2007, the Company entered into an award agreement under the Oklahoma Center for the Advancement of Science and Technology (OCAST) Technology Business Finance Program funded by the Oklahoma legislature.  By the terms of the agreement, the Company was advanced $100,000 of matching funds for sales and marketing activities and short-term working capital requirements.

The award is to be repaid based on the Company reaching certain milestones but in no case later than five years from the date of the award, July 2007.  In addition, repayment shall be in the amount of two times the total award or $200,000.  The Company has not pledged any assets as security under the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

    The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

    The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Liquidity and Capital Resources

Overview

    As of March 31, 2008, we had negative working capital of  $89,053 and negative net worth of $175,673. As of  December 31, 2007, we had positive working capital of $30,282 and negative net worth of $55,082.

    For the period ended March 31, 2008, we used cash flow in operating TriCord Hurricane Products, Inc. activities of $165,728 consisting primarily of the net loss of $193,796, which was partially offset by the cash proceeds of $73,205 from sales of stock and $64,000 advanced from a stockholder. For the period ended March 31, 2007, we used cash flow in operating TriCord Hurricane Products, Inc. activities of $107,851 consisting primarily of the net loss of $94,698, which was partially offset by the cash proceeds from the sale of stock ($124,668) and a loan from a stockholder of $30,000.

    During 2007 and 2006, the company obtained bridge debt financing from Regent Private Capital (RPC) in the amount totaling $117,155 and issued RPC warrants to acquire 283,000 shares of the company’s now wholly-owned subsidiary’s common stock at an exercise price of $0.01 per share expiring two years from the date of issuance. In 2007, the remaining balance of this debt, $117,155 , was converted into 453,000 shares of common stock of TriCord Hurricane Products, Inc.

    Since the company’s inception on January 3, 2006 to March 31, 2008, cash provided by financing activities totaled $605,404 from sale of company stock, and $64,000 in short term loans.  The aggregate amount raised in these activities totaled $669,404.

    On March 17, 2008, our Board of Directors approved a stock dividend, whereby each stockholder of record on March 17, 2008 will receive six shares of our common stock for each share of our common stock which they own. The record date for the dividend was March 17, 2008 and the payment date was March 21, 2008. As of March 17, 2008 , all outstanding convertible preferred stock, warrants and options of TriCord Hurricane Products, Inc. were converted and / or exercised into shares of TriCord Hurricane Holdings common stock.  On February 13, 2008, pursuant to the terms of a share exchange agreement by and between the Company, TriCord Hurricane Products, Inc. and the shareholders of TriCord Hurricane Products, Inc., we acquired all of the issued and outstanding shares of TriCord Hurricane Products, Inc. stock in exchange for 33,333,734 shares of our common stock.

Milestones

    The major events anticipated for the upcoming year will be the establishing of a market for our Storm Proof Roof through ongoing marketing efforts. A major initiative to achieve our business objectives over the next year is having the Storm Proof Roof products in distribution to retailers, franchises and our website.  Our continuing operations will also focus on direct response sales operations, which enhance consumer awareness of our products and benefits sales to our distribution sources.

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Complete website with e-commerce capability	Present our products, directly to buyers, wholesalers and retailers	3 months - 6 months	$100,000

Increase level of direct response selling	Expand media placement of product advertising and increase product purchases to support higher sales, DVD	6 months	$350,000

New marketing materials including promotional DVD	Produce new DVD infomercials and other marketing materials for current and new products	3 - 6 months	$50,000

    We anticipate that we need an additional $500,000 to expand our operations as outlined in the Milestone table above.  These funds will be used to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used as set forth in our Milestone Table above.

Financing

    Since the company’s inception on January 3, 2006 to March 31, 2008, cash provided by financing activities of TriCord Hurricane Products, Inc. totaled $605,404 from sale of stock , and $64,000 in short term loans.  The aggregate amount raised in these activities totaled $669,404.

    From December 2007 through February 27, 2008, we entered into subscription agreements with various accredited investors pursuant to which we sold an aggregate of 140,000 shares of our common stock for aggregate proceeds of $70,000.

Plan of Operation and Financing Needs

    Since our inception on January 3, 2006 to March 31, 2008, the company has not generated any revenues and has incurred cumulative net losses of  $781,077. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm's report dated March 13, 2008. Our ability to achieve our operational goals is entirely dependent upon raising additional funds for working capital. If we do not raise an additional $1,200,000 we will be unable to cover the costs associated with becoming a public reporting company establish a base of operations, without which we will have difficulties continuing as a going concern. The Company cash requirements include the need to build adequate inventory levels, expenditures for a media campaign, operating expenses, costs associated with becoming a public reporting company and being quoted on the OTC Bulletin Board and additional working capital needs. The realization of recurring sales revenues from our products in the next 12 months is important for our plan of operations. If we do not raise additional capital in order to continue as a going concern we may be required to significantly curtail operations, seek a merger partner or sell assets. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to stay in business.

Revenue

    We are engaged in the direct marketing and distribution of the Storm Proof Roof that will help mitigate damage to personal property caused by hurricane force winds. We plan to focus our efforts on establishing retail markets through the sale of our products by airing television and radio commercials and infomercials, print advertising and distributing to retail venues including “big box” stores like Home Depot, Lowes, Ace Hardware, and other mass retail venues. In addition, the company intends to franchise its products in a limited number of geographic areas in coastal areas of the U.S.  Since our inception on January 3, 2006, the company has been in a product development stage.  The company has now completed its testing, validation and product development and manufacturing initiatives readying the Storm Proof Roof for commercialization.

    Initially, the company will focus on generating revenue by selling its products directly to consumers through the companies website, radio and television advertising.  We intend to  further develop the market for our products through radio advertising, billboards and infomercials.

Operating Expenses

    Operating expenses for the period ended March 31, 2008 were $193,796 and consisted primarily of $99,548 in personnel costs, $70,750 in professional fees, and $5,852 for promotional travel and entertainment. Operating expenses for the period from January 3, 2006 (date of inception) to March 31, 2008 were $781,077 and consisted primarily of $377,387 in personnel costs, $208,666 in professional fees, $76,634 in promotional and marketing, and $47,946 for research and development costs.

Off-Balance Sheet Arrangements

    The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

    Financial Reporting Release No. 60, recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. The notes to the consolidated financial statements include a summary of significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. In addition, Financial Reporting Release No. 61 was recently released by the SEC requires all companies to include a discussion which addresses, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. The following is a brief discussion of the more significant accounting policies and methods used by us.

    The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in accordance with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, including the recoverability of tangible and intangible assets, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

    On an on-going basis, we evaluate our estimates. The most significant estimates relate to our recognition of revenue, the allowance for doubtful accounts receivable and inventory valuation reserves.

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Principles of Consolidation

    In preparing our consolidated financial statements, we include the accounts of the parent company, TriCord Hurricane Holdings, Inc., and its wholly-owned subsidiary, TriCord Hurricane Products, Inc.  All significant intercompany balances and transactions are eliminated in consolidation.

Property and Equipment

    Property and equipment is stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of the assets.

Income Taxes

    Income taxes are accounted for under the asset and liablility method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with  the  participation  of  our  management,  including  our President,  Chief Executive Officer and Chief Financial Officer,  we  evaluated  the  effectiveness  of the design and operation  of our  disclosure  controls  and  procedures  (as  defined  in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the  period  covered  by this  report.  Based  upon that evaluation,  our  President,  Chief Executive Officer and Chief Financial Officer concluded  that our disclosure  controls and  procedures as of the end of the period covered by this report were effective such that the  information  required to be disclosed by us in reports  filed under the  Securities  Exchange  Act of 1934 is (i)  recorded, processed,  summarized  and reported  within the time  periods  specified in the SEC's rules and forms and (ii)  accumulated and  communicated to our management to allow timely decisions  regarding  disclosure.  A controls  system  cannot  provide  absolute assurance,  however,  that the objectives of the controls system are met, and no evaluation of controls can provide  absolute  assurance  that all control issues and  instances  of  fraud,   if  any,  within  a  company  have  been  detected.

Changes in  Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended March 31, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 1A. RISK FACTORS.

            N/A

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 13, 2008, we entered into a Share Exchange Agreement with TriCord Hurricane Products, Inc. and the shareholders of TriCord Hurricane Products, Inc., pursuant to which we acquired all of the outstanding stock of TriCord Hurricane Products, Inc.  As consideration for the acquisition of TriCord Hurricane Products, Inc., we agreed to issue  33,333,734 shares of our common stock to the TriCord Hurricane Products Inc. shareholders.

In December 2007 and January 2008, we entered into Subscription Agreements with various accredited investors pursuant to which the investors purchased an aggregate of  1,071,000 shares of our common stock, resulting in proceeds to the Company of $76,500.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRICORD HURRICANE HOLDINGS, INC.

May 20, 2008	Charles D. Hess
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Accounting Officer and Principal Financial Officer)