Form 10-Q
period 2008-06-30
TriCord Hurricane Holdings, Inc.
filed 2008-08-15
CIK 1427092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-149256

TRICORD HURRICANE HOLDINGS, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	26-1650042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1201 E. 33rd St., Tulsa, OK 74105
(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (918) 743-4302

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
Yes ☐   No ☒

As of August 14, 2008, the issuer had 38,513,734 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,256	$32,607
Deposit	15,000	-

Total current assets	22,256	32,607

PROPERTY AND EQUIPMENT, at cost:
Office and trade show equipment	7,945	1,811
Less - accumulated depreciation	(912)	(445)

Net property and equipment	7,033	1,366

Prepaid marketing costs	11,058	13,270

TOTAL ASSETS	$40,347	$47,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$124,980	$-
Accrued liabilities	13,067	2,325
Advances from stockholder	94,000	-

Total current liabilities	232,047	2,325

Award repayable	100,000	100,000
Subordinated convertible debentures	129,000	-

	229,000	100,000

STOCKHOLDERS' DEFICIT:
Common stock, par value	3,851	387
Preferred stock, par value	-	80
Capital in excess of par	601,553	531,732
Deficit accumulated during the development stage	(1,026,104)	(587,281)

Total stockholders' deficit	(420,700)	(55,082)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,347	$47,243

See notes to unaudited consolidated financial statements.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

OPERATING EXPENSES:
Salaries	$55,500	$45,000	$145,500	$90,000
Promotional and marketing	66,961	3,544	81,604	4,442
Taxes - payroll	3,213	2,150	12,761	7,312
Professional fees	85,309	29,305	156,059	56,765
Travel and entertainment	24,793	11,375	30,645	19,065
Research and development	3,257	324	3,257	6,868
Rent	1,400	960	2,375	1,920
General and administrative	4,277	-	6,155	979
Depreciation	317	5	467	10

Total operating expenses	245,027	92,663	438,823	187,361

Loss from operations	(245,027)	(92,663)	(438,823)	(187,361)

NET LOSS	$(245,027)	$(92,663)	$(438,823)	$(187,361)

See notes to unaudited consolidated financial statements.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(438,823)	$(187,361)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	467	10
Changes in current assets and liabilities:
Deposit	(15,000)	-
Accounts receivable	-	432
Prepaid marketing costs	2,212	(13,547)
Accounts payable	124,980	-
Accrued liabilities	10,742	3,124

Net cash used in operating activities	(315,422)	(197,342)

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,134)	(1,605)

Net cash used in investing activities	(6,134)	(1,605)

FINANCING ACTIVITIES:
Proceeds from note payable	-	30,000
Proceeds from convertible subordinated debentures issued	129,000	-
Advances from stockholder	94,000	-
Proceeds from preferred stock issued	73,205	149,568
Proceeds from common stock issued	-	100

Net cash provided by financing activities	296,205	179,668

NET (DECREASE) INCREASE IN CASH	(25,351)	(19,279)

CASH, beginning of period	32,607	24,055

CASH, end of period	$7,256	$4,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$-	$-
Income taxes	$-	$-

See notes to unaudited consolidated financial statements.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

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

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007

3.           PROPERTY AND EQUIPMENT

Property and equipment consists of office and trade show equipment.

Depreciation expense related to property and equipment was $317 and $5 for the three month periods ended June 30, 2008 and 2007, respectively.

4.           NOTE PAYABLE

The Company had a senior debenture payable with a balance of $47,155 as of December 31, 2006, and bearing interest at 8%.  An additional $30,000 was advanced in February 2007.  In December 2007, the outstanding balance was converted into 453,000 shares of common stock.

5.           INCOME TAXES

The Company provides for income taxes in accordance with the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforward amounts. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized.  The Company’s net operating loss carry-forward is approximately $1,025,000 and the resulting deferred tax asset has a 100% valuation allowance.

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

8.           SUBORDINATED CONVERTIBLE DEBENTURES

In 2008, the Company issued debentures of $129,000 payable to certain investing stockholders.  The debentures bear interest at 10% and mature two years after issuance.  The debentures are convertible to common stock at a defined conversion rate and are subordinated to the OCAST award repayable.

In addition, the debenture holders received warrants to purchase common stock.  The number of warrants is three times the number of common shares into which the debenture is convertible, and the exercise price is generally the market share value at the time the warrant is exercised.

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

Liquidity and Capital Resources

Overview

    As of June 30, 2008, we had negative working capital of $209,791 and negative net worth of $420,700. As of December 31, 2007, we had positive working capital of $30,282 and negative net worth of $55,082.

    For the period ended June 30, 2008, we used cash flow in operating TriCord Hurricane Products, Inc. activities of $315,422 consisting primarily of the net loss of $245,027 for the quarter, which was partially offset by the cash proceeds of $296,205.

            For the period ended June 30, 2008 we decreased cash by $25,351.

    During 2007 and 2006, the company obtained bridge debt financing from Regent Private Capital (RPC) in the amount totaling $117,155 and issued RPC warrants to acquire 283,000 shares of the company’s now wholly-owned subsidiary’s common stock at an exercise price of $0.01 per share expiring two years from the date of issuance. In 2007, the remaining balance of this debt, $117,155, was converted into 453,000 shares of common stock of TriCord Hurricane Products, Inc.

    Since the company’s inception on January 3, 2006 to June 30, 2008, cash provided by financing activities totaled $605,404 from sale of TriCord Hurricane Products, Inc. common stock, $129,000 from the sale of subordinated convertible debentures, $100,000 award from the Oklahoma Center for the Advancement of Sciences and Technology and $94,000 in short term loans.  The aggregate amount raised in these activities totaled $928,404.

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

Financing

    Since the company’s inception on January 3, 2006 to June 30, 2008, cash provided by financing activities totaled $605,404 from sale of TriCord Hurricane Products, Inc. common stock, $129,000 from the sale of subordinated convertible debentures, $100,000 award from the Oklahoma Center for the Advancement of Sciences and Technology and $94,000 in short term loans.  The aggregate amount raised in these activities totaled $928,404.

Plan of Operation and Financing Needs

    Since our inception on January 3, 2006 to June 30, 2008, the company has not generated any revenues and has incurred cumulative net losses of $1,026,104.  It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm's report dated March 13, 2008. Our ability to achieve our operational goals is entirely dependent upon raising additional funds for working capital. If we do not raise an additional $250,000 we will be unable to cover the costs associated with becoming a public reporting company establish a base of operations, without which we will have difficulties continuing as a going concern. The Company cash requirements include the need to build adequate inventory levels, expenditures for a media campaign, operating expenses, costs associated with becoming a public reporting company and being quoted on the OTC Bulletin Board and additional working capital needs. The realization of recurring sales revenues from our products in the next 12 months is important for our plan of operations. If we do not raise additional capital in order to continue as a going concern we may be required to significantly curtail operations, seek a merger partner or sell assets. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to stay in business.

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

    Initially, the company will focus on generating revenue by selling its products directly to consumers through the company’s website, radio and television advertising.  We intend to further develop the market for our products through direct mail, radio advertising, billboards and infomercials.

Operating Expenses

    Operating expenses for the quarter ended June 30, 2008 were $245,027 and consisted primarily of $58,713 in personnel costs, $85,309 in professional fees, and $91,754 for promotional travel and entertainment. Operating expenses for the six month period ended June 30, 2008 were $438,823 and consisted primarily of $158,261 in personnel costs, $156,059 in professional fees, and $112,249 for promotional travel and entertainment. Operating expenses for the comparable six month period from January 1, 2007 to June 30, 2008 were $187,361 and consisted primarily of $97,312 in personnel costs, $56,765 in professional fees, $23,507 in promotional and marketing, and $6,868 for research and development costs

Off-Balance Sheet Arrangements

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

Income Taxes

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

    Evaluation of Disclosure Controls and Procedures. Under the supervision and with  the  participation  of  our  management,  including  our Principal Executive Officer and Principal Accounting Officer,  we  evaluated  the  effectiveness  of the design and operation  of our  disclosure  controls  and  procedures  (as  defined  in  Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the  period  covered  by this  report.  Based  upon that evaluation,  our  Principal Executive Officer and Principal Accounting Officer concluded  that our disclosure  controls and  procedures as of the end of the period covered by this report were effective such that the  information  required to be disclosed by us in reports  filed under the  Securities  Exchange  Act of 1934 is (i)  recorded, processed,  summarized  and reported  within the time  periods  specified in the SEC's rules and forms and (ii)  accumulated and  communicated to our management to allow timely decisions  regarding  disclosure.  A controls  system  cannot  provide  absolute assurance,  however,  that the objectives of the controls system are met, and no evaluation of controls can provide  absolute  assurance  that all control issues and  instances  of  fraud,   if  any,  within  a  company  have  been  detected.

Changes in Internal  Control  Over  Financial  Reporting.  During the most recent quarter ended June 30, 2008, there has been no change in our internal control over  financial  reporting  (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected,  or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
31.1	Certifications required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRICORD HURRICANE HOLDINGS, INC.

August 15, 2008	By:	/s/ James K. Tolbert
James K. Tolbert
Vice President, Chief Financial Officer and Director (Principal Executive Officer, and Principal Financial Officer)