Form 10-Q
period 2008-09-30
TriCord Hurricane Holdings, Inc.
filed 2008-11-14
CIK 1427092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☐  No ☒

As of November 13, 2008, the issuer had 38,912,476 outstanding shares of Common Stock.

PART I

ITEM 1. FINANCIAL STATEMENTS.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,526	$32,607
Prepaid insurance	2,672	-
Inventory	7,834	-

Total current assets	24,032	32,607

PROPERTY AND EQUIPMENT, at cost:
Office and trade show equipment	8,044	1,811
Less - accumulated depreciation	(1,423)	(445)

Net property and equipment	6,621	1,366

Prepaid marketing costs	9,952	13,270

TOTAL ASSETS	$40,605	$47,243

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$117,225	$-
Accrued liabilities	55,895	2,325
Advances from stockholder	94,000	-

Total current liabilities	267,120	2,325

Award repayable	100,000	100,000
Subordinated convertible debentures	249,000	-

	349,000	100,000

STOCKHOLDERS' DEFICIT:
Common stock, par value	3,878	387
Preferred stock, par value	-	80
Capital in excess of par	669,228	531,732
Deficit accumulated during the development stage	(1,248,621)	(587,281)

Total stockholders' deficit	(575,515)	(55,082)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40,605	$47,243

See notes to unaudited consolidated financial statements.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

SALES	$13,440	$-	$13,440	$-

COST OF SALES	12,248	-	12,248	-

Gross profit	1,192	-	1,192	-

OPERATING EXPENSES:
Salaries	45,625	45,000	196,375	135,000
Promotional and marketing	38,114	605	120,149	3,444
Taxes - payroll	622	463	13,383	7,775
Professional fees	114,792	23,615	271,780	83,084
Travel and entertainment	1,736	-	30,131	19,064
Research and development	3,218	1,050	6,475	7,918
Rent	2,600	960	4,975	2,880
General and administrative	11,241	1,352	18,121	1,231
Depreciation	512	294	978	304

Total operating expenses	218,460	73,339	662,367	260,700

Loss from operations	(217,268)	(73,339)	(661,175)	(260,700)

OTHER EXPENSE:
Interest expense	-	-	(165)	(6,708)

Total other expense	-	-	(165)	(6,708)

NET LOSS	$(217,268)	$(73,339)	$(661,340)	$(267,408)

See notes to unaudited consolidated financial statements.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(661,340)	$(267,408)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	978	304
Changes in current assets and liabilities:
Prepaid insurance	(2,672)	-
Inventory	(7,834)	-
Prepaid marketing costs	3,318	(13,270)
Accounts payable	117,225	11,000
Accrued liabilities	53,570	47,708

Net cash used in operating activities	(496,755)	(221,666)

INVESTING ACTIVITIES:
Purchases of property and equipment	(6,233)	(1,605)

Net cash used in investing activities	(6,233)	(1,605)

FINANCING ACTIVITIES:
Proceeds from note payable	-	30,000
Proceeds from award repayable	-	10,000
Proceeds from convertible subordinated debentures issued	249,000	-
Advances from stockholder	94,000	-
Proceeds from preferred stock issued	-	160,000
Proceeds from common stock issued	140,907	100

Net cash provided by financing activities	483,907	200,100

NET (DECREASE) INCREASE IN CASH	(19,081)	(23,171)

CASH, beginning of period	32,607	24,055

CASH, end of period	$13,526	$884

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for - Interest	$165	$-
Income taxes	$-	$-
Noncash conversion of debt to common stock	$-	$77,155

See notes to unaudited consolidated financial statements.

TRICORD HURRICANE HOLDINGS, INC.
(A Development Stage Company)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007

1.	BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Development Stage Operations

TriCord Hurricane Holdings, Inc. (the Company) is a development stage company headquartered in Tulsa, Oklahoma. The Company has developed a product to minimize the damaging effects of hurricane-generated winds on homes in hurricane zones. The Company has initiated promotional and marketing plans but has not yet begun significant sales or production of its product. Additional efforts have been devoted to raising capital and obtaining financing for future operations.

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

The Company has not yet produced or sold any significant amounts of its planned products. Management is actively raising capital and obtaining financing to fund the initial production of its product, as well as to fund additional sales and marketing efforts until adequate revenue is generated.

3.	PROPERTY AND EQUIPMENT

Property and equipment consists of office and trade show equipment.

Depreciation expense related to property and equipment was $978 and $304 for the nine month periods ended September 30, 2008 and 2007, respectively.

4.	NOTE PAYABLE

The Company had a senior debenture payable with a balance of $47,155 as of December 31, 2006, and bearing interest at 8%. An additional $30,000 was advanced in February 2007. In December 2007, the outstanding balance was converted into 453,000 shares of common stock.

5.	INCOME TAXES

The Company provides for income taxes in accordance with the liability method of accounting pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carryforward amounts. Management provides a valuation allowance against deferred tax assets for amounts which are not considered “more likely than not” to be realized. The Company’s net operating loss carry-forward is approximately $1,200,000 and the resulting deferred tax asset has a 100% valuation allowance.

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

In 2008, the Company issued debentures of $249,000 payable to certain investing stockholders. The debentures bear interest at 10% and mature two years after issuance. The debentures are convertible to common stock at a defined conversion rate and are subordinated to the OCAST award repayable.

In addition, the debenture holders received warrants to purchase common stock. The number of warrants is three times the number of common shares into which the debenture is convertible, and the exercise price is generally the market share value at the time the warrant is exercised.

9.	RELATED PARTY TRANSACTIONS

The Company’s only sales of $13,440 in 2008 were to an entity owned by a stockholder of the Company.

The Company paid to stockholders, or entities controlled by its stockholders, $40,621 and $700 for the nine month periods ended September 30, 2008 and 2007, respectively, for various professional services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

TriCord Hurricane Holdings, Inc. ("the Company") has developed and markets a patented product which can provide roof protection for homes during exposure to the high winds of a hurricane. The product development and testing has been completed, and during the quarter ended September 30, 2008, the Company produced its initial inventory and began offering the modular units through retail sources in Florida. In addition, it executed a marketing agreement for product sales through a direct mail company. The initial sales of the product were made to this direct mail firm which initiated its first mailing to homeowners in South Florida. This sale generated revenue of $13,440.00 with a gross profit of $1,192. Total Operating Expenses for the quarter were $218,460 which resulted in an Operating Loss of $217,268.

The limited financial resources of the Company delayed its production of inventory until late in this year’s hurricane season, and this impacted the sales for the current year. During the quarter, several new sources of material were identified which significantly reduce the cost of the product. The principal components of cost of goods sold are raw material, fabrication, freight expense. The principal raw material used by the Company is coated fabric, and on future purchases for inventory, the cost of goods sold will be reduced by 32-36%.

Demand for the Company's product is directly related to the hurricane season, and by the end of September, the potential for additional sales was significantly reduced. Marketing efforts with both retail sources and regional sales representatives have continued with focus on generating strong support for next year’s hurricane season.

During the quarter ended September 30, 2008, Mr. Charles Hess submitted his resignation as President and Director of the Company effective August 27, 2008. On the same date, the Board of Directors elected James N. Welsh of Tulsa, Oklahoma as President and Chief Executive Officer.

During the quarter ended September 30, 2008, the Company authorized and filed a stock incentive plan under Regulation S-8, and was able to use the common stock approved under this plan as payment for some of its outstanding accounts payable in the amount of $27,233.97. The Company has limited financial resources, and additional operating funds were provided through advances from Regent Private Capital,. LLC in the amount of $105,000.00 .

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

Liquidity and Capital Resources

Overview

As of September 30, 2008, we had negative working capital of $243,088 and negative net worth of $575,515. As of December 31, 2007, we had positive working capital of $30,282 and negative net worth of $55,082.

For the period ended September 30, 2008, we used cash flow in operating our wholly-owned subsidiary, TriCord Hurricane Products, Inc., activities of $19,081 consisting primarily of the net loss of $217,268 for the quarter, which was partially offset by the cash proceeds of $187,702.

For the period ended September 30, 2008 we increased cash by $6,270.

During 2007 and 2006, the company obtained bridge debt financing from Regent Private Capital (RPC) in the amount totaling $117,155 and issued RPC warrants to acquire 283,000 shares of the TriCord Hurricane Products, Inc., common stock at an exercise price of $0.01 per share expiring two years from the date of issuance. In 2007, the remaining balance of this debt, $117,155, was converted into 453,000 shares of common stock of TriCord Hurricane Products, Inc.

Since the company’s inception on January 3, 2006 to September 30, 2008, cash provided by financing activities totaled $673,106 from sale of  common stock, $249.000 from the sale of subordinated convertible debentures, $100,000 award from the Oklahoma Center for the Advancement of Sciences and Technology and $94,000 in short term loans.  The aggregate amount raised in these activities totaled $1,116,106.

On March 17, 2008, our Board of Directors approved a stock dividend, whereby each stockholder of record on March 17, 2008 received six shares of our common stock for each share of our common stock which they owned. The record date for the dividend was March 17, 2008 and the payment date was March 21, 2008. As of March 17, 2008, all outstanding convertible preferred stock, warrants and options of TriCord Hurricane Products, Inc. were converted and / or exercised into shares of TriCord Hurricane Holdings common stock.  On February 13, 2008, pursuant to the terms of a share exchange agreement by and between the Company, TriCord Hurricane Products, Inc. and the shareholders of TriCord Hurricane Products, Inc., we acquired all of the issued and outstanding shares of TriCord Hurricane Products, Inc. stock in exchange for 33,333,734 shares of our common stock.

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

Milestone or Step	Expected Manner of Occurrence or Method of Achievement	Date When Step Should be Accomplished	Cost of Completion
Complete website with e-commerce capability	Present our products, directly to buyers, wholesalers and retailers	3 months - 6 months	$50,000
Increase level of direct response selling	Expand media placement of product advertising and increase product purchases to support higher sales, DVD	6 months	$175,000
New marketing materials including promotional DVD	Produce new DVD infomercials and other marketing materials for current and new products	3 - 6 months	$25,000

We anticipate that we need an additional $250,000 to expand our operations as outlined in the Milestone table above.  These funds will be used to finance the minimum steps we would like to take to implement our business plan in the next 12 months, which funds will be used as set forth in our Milestone Table above.

Financing

Since the Company’s inception on January 3, 2006 to September 30, 2008, cash provided by financing activities totaled $673,106 from sale of  common stock, $249.000 from the sale of subordinated convertible debentures, $100,000 award from the Oklahoma Center for the Advancement of Sciences and Technology and $94,000 in short term loans.  The aggregate amount raised in these activities totaled $1,116,106.

From December 2007 through February 13, 2008, we entered into subscription agreements with various accredited investors pursuant to which we sold an aggregate of 159,000 shares of our common stock for aggregate proceeds of $79,500.

Plan of Operation and Financing Needs

Since our inception on January 3, 2006 to September 30, 2008, the company has generated only $13,440 in revenue and has incurred cumulative net losses of $1,248,621. It is hoped that we will begin to achieve sustainable revenues within the next 12 months, of which there can be no guarantee. Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern in the independent registered public accounting firm's report dated March 13, 2008. Our ability to achieve our operational goals is entirely dependent upon raising additional funds for working capital. If we do not raise an additional $250,000, we will be unable to cover the costs associated with being a public reporting company or establish a base of operations, without which we will have difficulties continuing as a going concern. The Company’s cash requirements include the need to build adequate inventory levels, expenditures for a media campaign, operating expenses, costs associated with being a public reporting company and being quoted on the OTC Bulletin Board and additional working capital needs. The realization of recurring sales revenues from our products in the next 12 months is important for our plan of operations. If we do not raise additional capital in order to continue as a going concern we may be required to significantly curtail operations, seek a merger partner or sell assets. We cannot assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to stay in business.

Revenue

We are engaged in the direct marketing and distribution of the Storm Proof Roof that will help mitigate damage to personal property caused by hurricane force winds. We plan to focus our efforts on establishing retail markets through the sale of our products by airing television and radio commercials and infomercials, print advertising and distributing to retail venues including “big box” stores like Home Depot, Lowes, Ace Hardware, and other mass retail venues. In addition, the company intends to franchise its products in a limited number of geographic areas in coastal areas of the U.S.  Since our inception on January 3, 2006, the company has been in a product development stage.  The Company has now completed its testing, validation and product development and manufacturing initiatives readying the Storm Proof Roof for commercialization. During this quarter, the company generated initial revenue totaling $13,440.

Initially, the Company will focus on generating revenue by selling its products directly to consumers through the company’s website, radio and television advertising.  We intend to further develop the market for our products through direct mail, radio advertising, billboards and infomercials.

Operating Expenses

Operating expenses for the quarter ended September 30, 2008 were $218,46, consisting primarily of $46,247 in personnel costs, $114.792 in professional fees, and $39,850 for promotional travel and entertainment. Operating expenses for the nine month period ended September 30, 2008 were $662,367 and consisted primarily of $209,758 in personnel costs, $271,780 in professional fees, and $150,280 for promotional travel and entertainment. Operating expenses for the comparable nine month period from January 1, 2007 to September 30, 2007 were $260,700 and consisted primarily of $142,775 in personnel costs, $83,084 in professional fees, $22,508 in promotional and marketing, and $7,918 for research and development costs

Off-Balance Sheet Arrangements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

N/A

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and withtheparticipationofourmanagement, includingour Principal Executive Officer and Principal Accounting Officer, weevaluatedthe effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting. During the most recent quarter ended September 30, 2008, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

TRICORD HURRICANE HOLDINGS, INC.

/s/ James N. Welsh
November 13, 2008	James N. Welsh
Principal Executive Officer, and Principal Financial Officer