Form 10-K
period 2008-12-31
Aria International Holdings, Inc.
filed 2009-05-18
CIK 1427092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________
COMMISSION FILE NUMBER 333-142076

ARIA INTERNATIONAL HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	26-1650042

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4821 29th Street North, Arlington, VA 22207

(Address of principal executive offices) (Zip Code)

Issuer’s telephone Number: (703) 232-1435

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark is the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐ No ☒

Indicate by check if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (based on a sale price of $0.50 per share which was the last sale price of the common stock as of June 30, 2008 was $8,319,367.

State issuer’s revenues for its most recent fiscal year: $13,440

As of May 15, 2009, the issuer had 147,818,192 outstanding shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: See Exhibit List.

PART I

ITEM 1. BUSINESS

Organizational History

          Aria International Holdings, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on November 21, 2007 under the name TriCord Hurricane Holdings, Inc. On November 30, 2007, pursuant to the terms of the terms of a share exchange agreement, it acquired control of its now wholly-owned subsidiary, TriCord Hurricane Products, Inc.

          TriCord Hurricane Products, Inc. was originally organized under the laws of the State of Oklahoma on January 3, 2006. On July 1, 2007, it merged with TriCord Hurricane Products, LLC, a Florida limited liability company. On November 19, 2007, TriCord Hurricane Products LLC filed a Certificate of Conversion with the Secretary of State of Florida whereby it was converted to a Florida corporation and renamed TriCord Hurricane Products, Inc.

          On March 3, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aria Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (the “Subsidiary”) and Aria International Incorporated, a Delaware corporation (“Aria International”). Pursuant to the Merger Agreement, the Subsidiary merged into Aria International, such that Aria International became a wholly owned subsidiary of the Company (the “Merger”). Pursuant to the Merger Agreement, the Company agreed to issue an aggregate of 88,815,000 shares of the Company’s common stock to the shareholders of Aria International. On March 9, 2009, the Company changed its name to Aria International Holdings, Inc.

Overview

          Aria International Holdings is the parent corporation of the following wholly-owned subsidiaries: TriCord Hurricane Products, Inc. (“TriCord”) and Aria International Incorporated. Following the Merger, the Company intends to focus on the development of Aria International’s business, the provision of specialized surveillance and communications solutions. The Company no longer intends to actively pursue the TriCord Hurricane Products business and will likely divest the TriCord Hurricane Products business once an acquirer is identified and terms acceptable to the Company are agreed upon.

History of TriCord Business

          TriCord was engaged in the development of hurricane damage mitigation products. It was formed as TriCord Hurricane Products Inc. on January 3, 2006 in order to develop products designed to protect homes and their roofs during hurricanes. TriCord developed its initial product, the Storm Proof Roof, which is designed to protect buildings from roof system failure during hurricane force winds. TriCord intended to expand its product offerings to include other natural disaster related products. Initially, TriCord planned to focus efforts on establishing retail markets through the sale of its products through website sales and franchisees.

Development and Testing of TriCord’s Storm Proof Roof

          In June 2006, researchers at Clemson University’s Wind Research Test Facility and Laboratory tested a number of prototypes of the Storm Proof Roof’s water modules. These tests led to the product design configuration. In October 2006, we tested a production unit on the “Wall of Wind” at the International Hurricane Research Center located at Florida International University. The goal of the test was to see if the water modules would remain stable under the maximum wind conditions of 125 mph. The outcome of the test was successful which led to the completion of the Storm Proof Roof’s production specifications and manufacturing considerations.

Features and Benefits of TriCord’s Products

          The Storm Proof Roof was our premier hurricane damage mitigation product. It was designed to help prevent roof damage during hurricanes. We anticipated that the total wholesale cost to protect an average size home with a Storm Proof Roof, including all peripheral items, would be approximately $1,200-$1,800. The Storm Proof Roof is comprised of modules, which are placed on the roof of a building, interconnected and filled with water exerting a downward force of twenty to thirty pounds per square foot. This downward force helps to prevent the roof from lifting off of the building during a hurricane.

          The Storm Proof Roof also acts as a source of clean water post hurricane. One of the major problems following a hurricane is damage to local water systems. Water may be contaminated and/or unavailable for weeks after a hurricane has passed. Following a hurricane, a homeowner can drain the modules of the Storm Proof Roof into an approved filterer container for drinking. In addition, the homeowner may buy a portable shower attachment that can be hooked into the water modules. On a minimal protection level, the Storm Proof Roof on an 1,800 square foot house will weigh 15,555 to 18,148 pounds or contain 1,800 to 2,100 gallons of water.

TriCord’s Suppliers

          TriCord Hurricane Products entered into arrangements with third party manufacturers to produce the Storm Proof Roof, including the initial prototype. These manufacturers had the capabilities of producing product for TriCord Hurricane Products as it received orders. TriCord Hurricane Products does not currently have any agreements with third parties to manufacture its product.

TriCord’s Sales and Marketing

          TriCord Hurricane Products intended to target areas most affected by hurricane-related damage. The initial marketing of its products was to be targeted on the East and Gulf coasts of the United States with its principal market being Florida, the state most at risk from hurricane damage.

          TriCord’s Storm Proof Roof product was initially to be sold through its website. TriCord Hurricane Products also intended to market and sell its products through relationships with insurance carriers, franchisees and retailers.

TriCord’s Intellectual Property

          On September 26, 2005, TriCord’s founder, Charles Hess submitted a Provisional Patent Application to the U.S. Patent Office for the “Hurricane Safety System.” An acknowledgement from the U.S. Patent Office was issued on October 11, 2005 (Appl. No. US60/725,159). On January 2, 2006, Mr. Hess conveyed all of his rights to the Hurricane Safety System patent to TriCord in exchange for shares of common stock of the Company.

          On September 21, 2006, TriCord filed the Non-Provisional Patent application that included evolutionary improvements from its original Provisional Patent. This application, Appl. No. 11/524,473, claims priority to United States Provisional Application No. 60/725,159 and is titled “Wind Protection System and Roof Ballast Module.”

          On October 10, 2006, TriCord filed for International protection under the Patent Cooperation Treaty (PCT) for the “Wind Protection System and Roof Ballast Module.”

TriCord’s Competition

          TriCord is not aware of any direct competitors in the marketplace offering a roof weighting system. Companies that are currently selling wind damage protection devices include the following:

•	Frank L. Bennardi, P.E., Inc. developed the “Cat 5” Hurricane Netting product and is distributing through independent distributors.

•	Hurricane Armor Inc. The company sells two screen products for covering windows and doors.

•	Hurricane Harness, Inc. The “Hurricane Harness” consists of straps placed over a mobile home or small structure and is secured to ground anchors.

•	“The Hurricane Net” was invented by Byrun Fox and was originally distributed out of Canada. There is no current activity related to this product.

•	Kessler Corporation promotes the “Anti-Hurricane” device invented by William Po Guan Chan.

•

“The Storm Stopper” invented by Michael Bachynski is a system of straps and nets placed over a structure using trampoline material. There have been no commercial efforts to date relating to such product.

•	The “Hurricane Web” invented by William Smith is a custom measured netting system designed to cover a structure using rope, polyester or nylon.

•	Armadura, LLC sells “Armor Screen” for covering large window openings.

          At the present time, there are no hurricane damage mitigation products being sold by any of the large retail outlets.

Aria International Incorporated Business

          Aria International Incorporated (“Aria International”) is a wholly-owned subsidiary of Aria International Holdings, Inc. and was formed in Delaware in July 2008. Aria International is focused on providing specialized surveillance and communications solutions to its customers. Aria operates as a solutions provider, a systems integrator, and as an operator of such surveillance and communications systems. Working closely with clients in a flexible and responsive fashion, Aria International has been able to constantly adapt as demanded by the customer’s environment to changing requirements and provide effective solutions. The founders of Aria International previously worked on projects with the United Stated Marine Corps, the United Arab Emirates Air Force, Kuwait Ministry of Interior, Royal Thai Army, Air Force and Marines and the Indian Ministry of Interior. In addition, the founders of Aria International have firsthand experience and explicit operational expertise in surveillance and communications solutions. Aria International intends to apply that experience and operational expertise to provide engineering, data collection and fusion, data-virtualization, and provide support for the tactical response to threats and to specific acts of terrorism against ports, borders and high-value infrastructure.

Aria International’s Principal Products and Services

          Aria International intends to target its service offerings on the following surveillance and communications applications:

•	Airships and aerostats with special sensors installed

•	Special purpose airborne platforms (aviation assets)

•	Infrastructure security system response (plans & controls)

•	Container, vehicle and personnel scanning

•	Secure data fusion, integration and command & control integration

•	Communications links (data, voice and tactical response plans)

•	Camera’s and other intrusion monitors and detectors

•	Scanners and detectors for weapons of mass destruction

          Aria International’s operations will be comprised of two primary divisions: Aviation and Communications Solutions and Surveillance and Security Solutions.

Aviation and Communications Solutions

          Aria International’s Aviation and Communications Solution Division will focus on the following:

•	Operation of Airship, Aerostat and UAV equipment, as well as other services for operational equipment and security

•	Operation of communications and data distribution systems in support of all surveillance and security operations; and

•	Training of equipment operations and maintenance

Aerostats

          Tethered aerostats are unmanned, non-rigid, lighter-than-air (LTA) vehicles that remain anchored to the ground by one or more lines. Aerostats are used for various surveillance tasks where a low-cost, long-endurance (up to a month) stationary aerial platform is needed. In all tethered aerostat systems the main tether not only holds the aerostat in position but also provides electrical power to the vehicle’s systems as well as a data link (via fiber optics in all modern systems) to communicate with the on-board sensors. The main envelope of an aerostat is filled with helium, while the stabilizing tail fins are normally filled with air. The payload is located in a ventral dome under the envelope. The aerodynamic shape of the envelope and the tail fins provide a stable platform in the presence of modest winds and gusts. However, for each aerostat system there is a maximum wind speed in which it can safely operate (approximately 50 to 70 knots). When moored to the ground, large aerostats are anchored to a rotating mast so they can freely weathervane in the wind.

          The combination of cameras and surveillance equipment positioned on aerostats creates a unique perspective for the command units that need the information in the field. Because the aerostats are not highly pressurized, bullets will not burst them and they can actually remain buoyant for hours after suffering multiple punctures. The survivability of these platforms makes them unique in an environment where there is the threat of damage from hostile forces. They are finding new demand through their recent success with the Israeli Defense Forces and the recent events in the Gaza strip.

          Aria International generally recommends systems such as the TOPSHOT 400 or the Aerial Products series of Aerostat to its customers. The TOPSHOT 400 is a 19 meter long system that has some unique characteristics. When the system is in its stowed and travel configuration it can fit inside both the CH-53 and CH-47 helicopters. This system is capable of lifting a number of different payloads to altitudes of 1,500 to 2,000 ft. providing long range surveillance capabilities, or persistent surveillance of a relatively local area. Aria International is capable of providing communications relay payloads that extend the range of many UHF and VHF radios up to 100 nautical miles. This system can be inflated and at altitude within 30 minutes with a trained crew and can remain aloft for up to 7 days. Aria International is also capable of designing wireless links to provide the surveillance data to the command center at a remote location.

          In addition to the TOPSHOT 400 Aria International is using the Aerial Products series of new aerostats. The new design of these platforms combines revolutionary new light weight material, which provides a new degree of lift capability and ease of handling. The Aerial Products aerostat is the platform of choice for the Israeli Defense Forces and has been in service just three years. We expect to see this product mature over the next year to be the platform of choice for a number of potential Aria International customers.

          When mobility and stable long endurance platforms are required, we use manned Lighter-Than-Air systems (airships) and Unmanned Aerial Vehicles (UAV).

Airships

          There are several examples of airships available but Aria International generally utilizes the FAA certified Worldwide Aeros 40D airship for manned surveillance and communications.

          The surveillance capabilities of the Aeros 40D Sky Dragon Airship are enhanced by its ability to loiter over targeted areas. The non radar detection fabric allows for stealthy operation modes. The Aeros 40D is a perfect platform for extended flight in support of international military requirements.

Unmanned Aerial Vehicles (UAV)

          Unmanned Aerial Vehicles have moved to mainstream field operations due to the growing requirement for extended surveillance and a recently growing need to keep manned aircraft out of harm’s way. The Afghanistan and Iraq conflicts have proven the operational utility of these platforms in various deployable configurations.

          Depending on its customer’s needs, Aria International generally utilizes either a medium sized fixed wing tactical system that can remain airborne for up to 12 hours or a rotary wing system with medium endurance that remains aloft for up to 6 hours. Both systems have their operational utility, and customer requirements determine which is to be utilized.

Surveillance and Security Solutions

          Aria International has perfected and implemented a unique force protection and security design scheme to be used as a template for any future projects. The Surveillance and Security Solutions Division uses this approach. This proprietary scheme incorporates appropriate support processes to rapidly conduct vulnerability analyses, develop appropriate designs, and identify technologies, facilities, and methods for risk mitigation. The process completes with the development of a final report and plan of action for implementation. The Surveillance and Security Solutions Division will focus on the following:

•	Designing, implementing, installing, operating and maintaining surveillance and security solutions for high value infrastructure sites, ports, borders, and areas of interest to the customer.

•

Development and dissemination of information or tactical response plans and instantiation of human or other physical assets in surveillance and security operations, and force protection and security design models; and

•	Operation of scanning systems and analysis of real-time scanning information for cargo containers or scanning of personnel;

•	Training of personnel in equipment operations and maintenance.

          While surveillance and communications in military field operations continues to grow, new markets are appearing for persistent surveillance, including scanning equipment to inspect cargo at ports, airports, military checkpoints, border crossings, and to scan personnel and vehicles entering high-value infrastructure such as buildings and sports arenas. Aria International intends to expand its products and services from the more traditional scanning of wide areas of real estate or portions of the countryside to the use of elevated sensors on aerostats, airships and UAVs, to specifically focus on the surveillance of high throughput infrastructures like cargo at ports, and delivery of supplies at large hotels and business establishments. Aria International has identified the following as possible areas of expansion for its Surveillance and Security Solutions Division:

Cargo Scanning / Surveillance

          The discovery and classification of threats contained in vehicles and cargo is a critical issue in the movement of the world’s commerce. It has been stated that the “dirty bomb” in a container is the United States’ biggest threat, and there are other nations like the UK and the UAE that must also consider the same threat.

Radiation and X-Ray

          Gamma and X-ray technologies are used to scan cargo and baggage throughout the world. However, the percentage of scans for containers entering the US markets today is far less than the mandate of 100% screening. Current systems rely on the detection of radiation emitted from cargo containers or the use of X-rays to see through some portion of the container. Although radioactive emissions of special nuclear materials can be shielded, the efficacy of active inspection systems using X-ray and gamma ray emissions can also be diminished by a variety of shielding methods.

          Nevertheless, the current state of the art in inspection technology is Radiation Detection and X-ray equipment. Aria International has recommended that its customers use RapiScan Systems (“RapiScan”) or Smiths Detection, Inc. (“Smiths”) equipment for applications to meet current scanning requirements for ports, personnel and baggage. However, Aria International is not restricted from using any other products of equal or greater quality than RapiScan or Smith in the event that such other products become available in the marketplace. At this time, Aria International is only aware of one potential new developing technology on the horizon i.e. muon tomography, which Aria International is following closely.

          Aria International intends to provide services to international port operators, owners of critical infrastructure and government border crossings. Aria International anticipates that its operational security schema will easily adapt to define requirements for scanning equipment and its integration into each client’s operation. Aria International intends to broaden our security model for port cargo screening to integrate with other port security initiatives.

Aria International’s Approach

          While in the field, it is often difficult for deployed military units to rapidly procure new and modern equipment to conduct needed surveillance and communications operations that can be linked to command authorities needing critically important information. Additionally, this equipment must be maintained and capable of field mobility in hostile environments. As the war on terror progresses, the military has seen a significant increase in field operating budgets but no similar increase in procurement budgets. This provides an opportunity for Aria International.

          Aria International intends to close on this opportunity by offering the equipment and services needed to meet necessary field surveillance and communications requirements by purchasing or leasing that equipment from third parties and then providing contract services directly to the operations units. Aria International intends to offer these products and services bundled as “Lease of Services” (lease model) that is more directly linked to military operations budgets.

Lease of Services Model

          Aria International’s Lease of Services Model provides a turnkey solution to its customers, which enables its customers to obtain the desired security and surveillance services without having to directly purchase the equipment. Through its relationships with equipment manufacturers, Aria International is able to negotiate sublease arrangements on behalf of its customers, which enable Aria International to keep its capital expenditures to a minimum. In the future, Aria International may also directly purchase certain equipment to address business opportunities and increase its business development and marketing outreach.

International Joint Venture Model

          Aria International’s extended business operations will manage and operate necessary equipment and provide data and communications as pay for hire services to existing and expanding markets. An integral part of this business strategy is to develop joint venture relationships with partners in each of the regions where we can market and implement our services. Aria International intends to operate equipment to provide surveillance and communications support to various commercial and government customers and plans to establish operations to scan cargo and screen equipment and supplies at developed and developing ports, borders and high value locations.

          Aria International has developed trusted relationships with a number of suppliers of currently deployable equipment, such as Axsys Technologies and Aeros. In addition to acquiring and deploying equipment from leading scanning systems manufacturers, Aria International is positioned to take advantage of the second-generation systems under development such as muon tomography. This selective focus allows Aria International to generate revenues and establish itself as a leader for integrated container inspection, providing non-intrusive detection and identification of terrorist threat materials and other contraband hidden within a closed container and tying the detection to a specific container.

          Aria International intends to develop international joint ventures in the UAE and Thailand whereby local scanning operations can be managed for specific clients. Aria International will be responsible for necessary equipment utilization and provide data and communications as pay for hire services to be composed of the following major components:

•	Special purpose airborne platforms such as aerostats, airships, and UAVs with special sensors installed

•	Radiation, X-ray and muon tomography detectors

•	Cameras and other Intrusion Monitors and Detectors

•	Port and large infrastructure security data fusion, integration, and command & control

•	Communications equipment (communications, data and tactical response plans)

•	Response plans & controls

Market Opportunities

          Aria is currently negotiating with operators and governments (overseas) to deploy and operate radiation detection, x-ray, gamma ray and muon tomography scanning technology to search through cargo containers at ports and through vehicles and cargo at borders, and critical infrastructure points. We are witnessing a growing demand for persistent surveillance services from the commercial market-place.

Competition

          Aria International is not aware of any competitors operating in the special surveillance operations market that use Aerostats, deploy UAVs as a commercial firm, or offer tailored services to support operations. However, there are numerous competitors in the supply chain security market space. These include but are not limited to, Cotecna, Global Scan Systems Limited, Intertek Government Services, SGS SA Scanning Services, and equipment and service providers such as Raytheon Corporation, AS&E, Smiths Detection Systems, SAIC, Lockheed Martin, Northrop Grumman, and GE, and NuTech, a Peoples Republic of China (PRC) Company. To date, only NuTech has demonstrated the willingness and ability to reverse engineer radiation portal scanning equipment developed by others and is linked to the operations of ports within the PRC.

          Of the existing supply chain providers at least two are significant competitors; Cotecna and Intertek. Cotecna is a leading trade inspection, security and certification company with over 30 years of service experience. Cotecna is providing container scanner services using cargo scanning technology. The technology used by Cotecna, however, is a neutron scanner, which is unique in its use of gamma rays and neutron analysis to build an image and help identify the composition of the object being scanned. Such technologies are potentially harmful to humans in close proximity and if the detectors are not properly secured can be used to create a potential dirty bomb.

          In 2003, Intertek International began to introduce cargo scanners into their revenue and security inspection systems. Significant synergies exist between cargo scanning and existing Intertek inspection services such as pre-shipment inspection and certification to standards. Strategically, Intertek has offered governments Build, Operate Transfer (BOT) or Public Private Partnership (PPP) solutions to meet their needs for cargo scanning. To date, Intertek has won BOT concessions only in Sierra Leone and Guinea.

          There are significant challenges and requirements to enter the supply chain security cargo scanning market requiring relationships as well as access to necessary technology coupled with the ability to deliver that scanning product and/or operate it effectively in the field. Not all established companies who are providing supply chain security solutions are beginning to operate cargo scanning equipment (cargo scanners) to help Customs and Security Services detect contraband and miss-declared goods in trucks and containers. However, increasing demands for more security in the supply chain has driven much higher demand and global need of cargo scanners. These and other challenges may delay/deter some from taking up the cargo scanning services.

          Aria International has no current established industry position compared to providers such as Cotecna, Global Scan Systems Limited, Intertek Government Services, SGS SA Scanning Services, and we will be competing with these companies who are currently financed and prepositioned providing various supply chain solutions.

          An additional obstacle/barrier to market entry for existing supply chain providers is in evaluating the benefits of 100% cargo scanning when compared to the costs of purchasing scanning equipment. This is necessarily difficult because it requires comparing the costs of the US policy on the supply chain and trade movement, with the benefit of preventing a terrorist attack in the US ports.

          Therefore, significantly and equally imposing to all market entrants are the economic considerations to the successful implementation of the US mandates for 100% maritime cargo container scanning, which include creation of new economic processes that are intolerable of long inspection processes and delays, making costs significant. The economic implications of the US mandate for 100% cargo scanning has extended not only to the cost of the technology and direct implementation (including labor and maintenance), but also to the indirect costs of delay in the supply chain. Aria International considers such economic consequences significant for its various competitors and believes these costs serve to neutralize competitor preposition advantages. Since Aria International has no established supply chain services to support and protect, any advances we make into the cargo scanning market space will be less of a distraction for our other services, and therefore better focused.

Employees

          As of May 15, 2009, Aria International had twelve (12) employees. Other than the employees in Aria International, there are no other employees in the Company or TriCord. It has not experienced any work stoppages and it considers relations with our employees to be good.

ITEM 1A. RISK FACTORS

RISKS ASSOCIATED WITH OUR BUSINESS

General

We are seeking additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

          Although we are seeking to raise up to $1,000,000, our ultimate success may depend upon our ability to raise additional capital. To date, we have received subscriptions for $57,000, however no shares have been issued as of May 15, 2009. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

          We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

          Our ability to obtain needed financing may be impaired by such factors as the capital markets and the fact that we are not profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our future growth and continued success are dependent on our key personnel.

          Our success depends to a significant extent on the continued services of our key executive officers and senior management personnel. The loss of the services of one or more of these individuals could have a materially adverse effect on our business, financial condition and results of operations. We do not maintain key man life insurance on our executive officers. In addition, since our continued success is largely dependent upon our ability to service and sell security and surveillance solutions, we are particularly dependent upon our ability to identify, attract, motivate and retain qualified technical personnel, including pilots, engineers and highly technical skilled employees, with the requisite educational background and industry experience. Aria International seeks to compensate and motivate its executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. However, our employees may voluntarily terminate their employment with us at any time, and competition for personnel is intense. Accordingly, we cannot assure that we will be successful in retaining our existing personnel. The loss of the services of a significant number of our technical or skilled personnel, or the future inability to attract technical or skilled personnel, could have a materially adverse effect on our business, financial condition and results of operations.

We Have a History Of Losses Which May Continue and Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We have incurred operating losses for the last three years. We cannot be certain that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. Revenues and profits, if any, will depend upon numerous factors. If we continue to incur losses, our accumulated deficit will continue to increase, which may make it harder for us to obtain financing and achieve our business objectives. Failure to achieve such goals would have an adverse impact, which could result in reducing or limiting our operations.

If We Experience Continuing Losses and Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Dilution.

Additional capital may be required to effectively support the operations and to otherwise implement our overall business strategy. If we receive additional financing, it may not be sufficient to sustain or expand our business development operations or continue our business operations. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our business development plans. Any additional equity financing will involve dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

Our independent auditors stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern, and that they have substantial doubt about our ability to continue as a going concern. Our auditors’ doubts are based on our incurring net losses and deficits in cash flows from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including by the sale of our securities, or obtaining loans from financial institutions, where possible. Our continued net operating losses and our auditors’ doubts increase the difficulty of our meeting such goals and our efforts to continue as a going concern may not prove successful.

Securities Act Violations

On April 3, 2009, the Company terminated Hogan Taylor LLP f/k/a Hogan & Slovacek, A Professional Corporation, CPA’s (“Hogan”) as the Company’s independent registered public accounting firm effective immediately. The Company terminated Hogan after it was informed by Hogan that Hogan was not independent with respect to the Company’s financial statements issued during the period January 3, 2006 (date of inception) through September 30, 2008.

In the event that any of the exemptions from registration with respect to the issuance of the Company’s common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company’s common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

If violations of securities laws occurred in connection with the resale of certain of these shares, the persons who purchased shares from them may have rights to have their purchase rescinded or other claims against us for violation of securities laws, which could harm our business, results of operations, and financial condition.

Risks Associated with TriCord’s Business

If we are unable to establish and maintain relationships with retailers and insurance providers or attract franchisees, we may not be able to continue the TriCord business.

          We intended to establish relationships with retailers and insurance providers. However, there is intense competition for these relationships and were not able to attract and retain these group’s interest in light of competitors with larger budgets and pre-existing relationships. In addition, if we were unable to develop a market for TriCord’s products, it was very difficult, if not impossible, to attract franchisees interested in selling those products.

We may be unable to manage our growth or implement our intended expansion into the market for other natural disaster mitigation products.

          TriCord’s management was not able to develop sales channels for TriCord’s Storm Proof Roof product, or expand its hurricane damage mitigation product line offerings. In addition, TriCord’s management was unable to develop a client base or markets for TriCord’s products, or implement the other features of TriCord’s business strategy at the rate or to the extent planned because TriCord was a small growing company.

TriCord may not be able to compete successfully.

          Although TriCord’s Storm Proof Roof system represented new technology, and although there appears to be only a limited number of companies that have publicly disclosed their attempts to develop a similar technology, TriCord anticipated that a number of companies would attempt to develop technologies/products that compete or will compete with TriCord technologies. Further, even if TriCord was first to market a technology of this type, and even if the technology is protected by patents or otherwise, because of the vast market of such a product, TriCord management anticipated that the market could be flooded by a variety of competitors, many of which could offer a range of products in areas other than those in which competed with TriCord.

The technologies TriCord has developed may not gain market acceptance.

          The TriCord Storm Proof Roof utilized new technologies. As with any new technologies, in order to be successful, these technologies must gain market acceptance. Since the technologies that were planned to be introduced to the marketplace could encroach upon markets that presently utilize or are serviced by products from competing technologies, meaningful commercial markets may not develop for the TriCord technologies.

Economic factors may impact consumer spending on TriCord products.

          Consumer spending on hurricane damage mitigation products is questionable and could fluctuate in any economic condition. Shifts in consumer spending habits or loss of disposable income due to adverse economic, political or other financial conditions could have a profound impact on TriCord’s business.

Risks Related to Aria International’s Business

Aria International has a limited operating history upon which you can base an investment decision.

          Aria International was formed on July 10, 2008, therefore we have a limited operating history upon which you can make an investment decision, or upon which we can accurately forecast future sales. You should, therefore, consider us subject to the business risks associated with a new business. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with the formation and initial operations of a new business.

We may be unable to manage our growth or implement our intended expansion into the markets for other security and surveillance products.

          Our executive officers have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition into a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our management and divert their attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

          Furthermore we may not be able to develop sales channels for our existing service lines or expand our service offerings. In addition, we may be unable to develop a client base or markets for our services, or implement the other features of our business strategy at the rate or to the extent presently planned because we are a small growing company. Our projected growth will place a significant strain on our administrative, operational and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

Our products have never been sold on a mass-market commercial basis, and we do not know whether they will be accepted by the market.

          If the market, our business plans, prospects do not accept our service offerings, results of operations and financial condition will suffer. Moreover, demand for security and surveillance offerings in our targeted markets may not develop or may develop to a lesser extent than we anticipate. The development of a successful market for our proposed service offerings and our ability to sell our services may be affected by a number of factors, many of which are beyond our control, including, but not limited to:

•	Failure to produce product and service offerings that compete favorably against our competitors on the basis of cost, quality and performance;

•	Failure to successfully negotiate equipment leases;

•	Failure to develop and maintain successful relationships with suppliers, distributors and strategic partners; and

•	Customer acceptance of our products and service offerings.

If our proposed products and service offerings fail to gain sufficient market acceptance, our business plans, prospects, results of operations and financial condition will suffer.

We will rely on others for production of our security and surveillance equipment, and any interruptions of these arrangements could disrupt our ability to fulfill our obligations to our clients and have a material impact on our ability to operate.

          We will obtain our security and surveillance equipment from third party suppliers. Any increase in labor, equipment, or other production costs could adversely affect our cost of sales. The loss of our relationships with our manufacturers or equipment suppliers could adversely affect our ability to fulfill our obligations to our clients in accordance with required delivery, quality, and performance requirements. If this were to occur, the resulting decline in revenue would harm the business.

Any material increase in the cost of security and surveillance equipment would have a material adverse effect on our cost of sales.

          We are subject to variations in the prices of security and surveillance equipment that we will offer under our lease of services model to our clients. We may not be able to pass along any cost increases to our customers and in the event that we are unable to raise prices, we would experience losses. As a result, any material increase in the cost of security and surveillance equipment could have a material adverse effect on our cost of sales.

U.S. and Foreign government spending priorities may change in a manner adverse to our business.

          We act as a contractor for many different U.S. and foreign government programs. The funding of these programs are subject to the appropriations by the U.S. and foreign governing bodies. Although multi-year contracts may be authorized in connection with major procurements, generally funds are appropriated on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as the U.S. and foreign governments makes further appropriations. The termination of funding for a government program would result in a loss of anticipated future revenues attributable to that program, which could have a materially adverse effect on our business, financial condition and results of operations. In addition, the termination of a program or failure to commit additional funds to a program already started could increase our overall costs of doing business. Among the factors that could materially adversely affect our federal government contracting business are:

•	budgetary constraints affecting government spending generally, or defense and intelligence spending in particular, and annual changes in fiscal policies or available funding;

•	changes in government programs, priorities, procurement policies or requirements;

•	new legislation, regulations or government union pressures, on the nature and amount of services the government may obtain from private contractors;

•	governmental shutdowns and other potential delays in the government appropriations process; and

•	delays in the payment of our invoices by government payment offices due to problems with, or upgrades to, government information systems, or for other reasons.

          These or other factors could cause federal governmental agencies, or prime contractors where we are acting as a subcontractor, to reduce their purchases under contracts, to exercise their right to terminate contracts or to not exercise options to renew contracts, any of which could have a materially adverse effect on our business, financial condition and results of operations.

The failure to obtain, or any delays in obtaining, export authorizations from the federal government in connection with the export of our products, or the imposition of sanctions for failing to comply with the export control laws and regulations, could have a materially adverse effect on our business, financial condition and results of operations.

          We must often obtain the prior review and approval of the federal government in connection with the export of products and technology associated with our services. Such approvals are provided via licenses or other authorizations issued by government agencies under the Arms Export Control Act, the International Traffic in Arms Regulations, the Export Administration Regulations and other laws and regulations that control exports of hardware and technology to foreign countries and the transfer of technology to foreign persons wherever located. We can give no assurance that we will be successful in obtaining and maintaining the necessary licenses or other authorizations required to conduct business in foreign countries or with foreign persons. Recently, heightened government enforcement of the export control laws and regulations, and an increasingly restrictive federal government policy with respect to the export licensing of certain technologies including infrared and night vision systems, has resulted in lengthened review periods for our license applications and increased risks that such requests for licenses or other authorizations could be denied. The failure to comply with such export control laws and regulations can result in the imposition of sanctions, which may include monetary penalties and the loss of export privileges. The imposition of such sanctions, or the failure to obtain or delays in obtaining export licenses or other necessary authorizations that would prevent or delay us from selling our products outside the United States, could have a materially adverse effect on our business, financial condition and results of operations.

We could be suspended or debarred from contracting with the federal government.

          We could be debarred or suspended from contracting with the federal government generally, or any significant agency in the intelligence community or Department of Defense, for, among other things, actions or omissions that are deemed by the government to be so serious or compelling that they affect our contractual responsibilities. In addition, our reputation or relationship with the government agencies could be impaired. If we were suspended or if our relationship or reputation were impaired, our business, financial condition and results of operations could be materially adversely affected.

We must comply with complex procurement laws and regulations.

          We must comply with and are affected by laws and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our customers and may impose added costs on our business. Among the most significant regulations are:

•

the Federal Acquisition Regulation, and agency regulations supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration and performance of government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	the Cost Accounting Standards and Cost Principles, which impose accounting requirements under certain government contracts; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

          Moreover, we are subject to industrial security regulations of the Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified information. If we were to come under foreign ownership, control or influence, our federal government customers could terminate or decide not to renew our contracts, and it could impair our ability to obtain new contracts.

Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce our profit or cause a loss.

          We provide our services primarily through firm fixed-price contracts. Substantially all of our net sales will be derived from firm fixed-price contracts, which require us to perform services under a contract at a stipulated price. We assume greater financial risk on firm fixed-price contracts. Failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract will reduce our profit or cause a loss. Although we believe that adequate provision for our costs of performance is reflected in our financial statements, we can give no assurance that this provision is adequate or that losses on firm fixed-price contracts will not occur in the future.

We are dependent in part upon our relationships and strategic alliances with industry participants in order to generate revenue.

          We rely on the strength of our relationships with commercial and military industry organizations to form strategic alliances. If any of our existing relationships with our strategic partners were impaired or terminated, we could experience significant delays in the development of our new products ourselves and we would incur additional development costs. We would need to fund the development of our new products internally or identify new strategic partners.

          Some of our likely partners are also potential competitors, which may impair the viability of new strategic relationships. While we must compete effectively in the marketplace, our future alliances may depend on our strategic partners’ perception of us. As a result, our ability to win new and/or follow-on contracts may be dependent upon our relationships within the commercial and military industry in the United States as well as other countries worldwide.

We may not be able to implement our business plan effectively because the industries in which we operate are subject to fluctuations and other factors that are difficult to forecast.

          Our operating results may vary substantially due to factors that are difficult to forecast. Factors such as announcements of technological innovations or new products, domestic and foreign general economic conditions and the cyclical nature of the industries that we serve could cause substantial variations in our operating results. We may experience significant fluctuations in operating results due to a variety of factors, including:

•	market acceptance of new and enhanced versions of the products we offer;

•	timing and shipment of significant orders;

•	the timing of acquisitions or dispositions;

•	completion of large projects;

•	domestic and foreign general economic conditions; and

•	demand in the markets that we serve.

          To some extent sales and operating results for a specific quarter will depend upon providing services and products from our suppliers in a timely manner and within the same quarter in which the order is received. The failure to receive anticipated product orders or delays in shipments near the end of a particular quarter, due, for example, to unanticipated rescheduling or cancellations of shipments by our customers or unexpected manufacturing difficulties from our suppliers, may cause our net sales in a particular quarter to fall significantly below expectations, which could have a materially adverse effect on our business, financial condition and results of operations for such quarter.

If we are unable to adapt to technological change, demand for our products and services may be reduced.

          The rapid pace of technological change will require our company to maintain an active pulse in the industries that we serve. Our success will continue to depend in substantial part upon our ability to introduce new products and ideas to our client worldwide that keep pace with technological developments and evolving industry standards and to apply appropriate levels of engineering, research and development resources necessary to keep pace with these developments. Any failure by us to anticipate or respond adequately to technological developments and customer requirements could have a materially adverse effect on our business, financial condition and results of operations. In order to provide the services effectively, we are dependent upon close relationships with our customers and their willingness to share proprietary information about their requirements and participate in collaborative efforts with us. We cannot assure you that our customers will continue to provide us with timely access to information or that we will be successful in developing and marketing new products and services or their enhancements. In addition, we cannot assure you that the products and services we offer will achieve market acceptance.

We operate in highly competitive markets with competitors who may have greater resources than we possess, which could reduce the volume of products we can sell and our operating margins.

          Our markets are extremely competitive. We compete primarily on the basis of our ability to offer products and solutions to meet performance specifications set by our customers. Product pricing and quality, customer support, experience, reputation and financial stability are also important competitive factors.

          There are a limited number of competitors in each of the markets for the various types of security and scanning products that we offer. Our competitors, especially those that manufacture and sell their products directly to our potential customers are often well entrenched. Some of our competitors have substantially greater resources than we do and can offer more competitive prices or performance features superior to the products and services we offer from our suppliers. In addition, new processes or technologies could emerge that render the products we are offering from our suppliers less competitive or obsolete.

          The basis of competition in the industries in which we compete could shift and we may not be able to compete successfully.

We operate internationally, which exposes us to the risks of doing business abroad.

          Our international service solutions could pose risks to our operating results. In addition, we rely on foreign and domestic suppliers for our customers in international markets. International sales are subject to a number of risks generally associated with international operations, including the following:

•	general economic conditions;

•	import and export duties and restrictions;

•	currency fluctuations;

•	changes in regulatory requirements;

•	the imposition of tariffs and other barriers;

•	political and economic instability;

•	potentially adverse income tax consequences;

•	transportation delays and interruptions;

•	unrest and current and changing regulatory environments;

•	our ability to comply with regulations governing foreign government contracts;

•	difficulties in staffing and managing multi-national operations; and

•	limitations on our ability to enforce legal rights and remedies.

          Any of these factors could have a materially adverse effect on our business, financial condition and results of operations. We cannot assure you that we will continue to operate in compliance with applicable customs, currency exchange control regulations, transfer pricing regulations or any other laws or regulations to which we may be subject. We also cannot assure you that these laws will not be modified.

Risks Related To Our Common Stock

There is not now, and there may not ever be an active market for shares of our common stock.

          In general, there has been very little trading activity in shares of our common stock. The small trading volume will likely make it difficult for our stockholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

If We Fail to Remain Current on Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. There can be no assurance that in the future we will always be current in our reporting requirements.

Our Common Stock Is Subject To The “Penny Stock” Rules Of The SEC.

          The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

          Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

          Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES.

          The Company’s executive offices are located at 4821 29th Street, N. Arlington, Virginia 22207.

ITEM 3. LEGAL PROCEEDINGS.

          The Company is not currently a party to any legal proceedings nor is the Company’s property the subject of a pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

          Our common stock was initially quoted on the OTC Bulletin Board on July 1, 2008 under the symbol “TRIH”. On April 1, 2009, following our name change to Aria International Holdings, our common stock began trading under the new symbol “ARAH”. The following table sets forth the quarterly high and low bid information for our common stock for the two year period ended December 31, 2008 and through the interim period May 15, 2009; however, the Company has only been trading for the last two quarters of 2008.

	High Bid	Low Bid

Year Ended December 31, 2008

Third Quarter	$0.25	$0.17
Fourth Quarter	$0.20	$0.10

Year Ended December 31, 2009

First Quarter	$0.25	$0.04
Second Quarter (through May 15, 2009)	$0.135	$0.04

          As of May 15, 2009, the Company had 147,818,192 shares of common stock issued and outstanding and approximately 54 stockholders of record of our common stock.

Dividend Policy

          Our payment of dividends, if any, in the future rests within the discretion of the Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We have not paid any dividends since our inception and do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business. There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. However, if we enter into an agreement for debt financing in the future we may be restricted from declaring dividends.

Equity Compensation Plan Information

           The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	4,000,000	$0.20	2,493,758

Total

          On September 3, 2008, our board of directors adopted the 2008 Incentive Stock Plan (the “Plan”). Pursuant to the Plan, which expires on September 3, 2018, incentive stock options or non-qualified options to purchase up to 4,000,000 shares of our common stock may be issued. The Plan may be administered by our board of directors or by a committee to which administration of the plan, or part of the plan, may be delegated by our board of directors. Options granted under this plan are not generally transferable by the optionee except by will, the laws of descent and distribution or pursuant to a qualified domestic relations order, and are exercisable during the lifetime of the optionee only by such optionee. Options granted under the plan vest in such increments as is determined by our board of directors or designated committee. To the extent that options are vested, they must be exercised within a maximum of three months of the end of the optionee’s status as an employee, director or consultant, or within a maximum of 12 months after such optionee’s termination or by death or disability, but in no event later than the expiration of the option term. The exercise price of all stock options granted under the plan will be determined by our board of directors or designated committee.

RECENT SALES OF UNREGISTERED SECURITIES

          During the year ended December 31, 2008, the Company issued an aggregate of 675,000 shares of common stock to consultants in exchange for $337,500 of services rendered.

          Effective March 17, 2008, the Company declared a six-for-one stock dividend. An aggregate of 32,894,772 shares of common stock were issued to shareholders as dividend.

          In December 2008, the Company sold an aggregate of 1,250,000 shares of common stock to an accredited investor. The shares were sold at a price of $0.08 per share.

          During the year ended December 31, 2008, the Company issued an aggregate of 2,137,500 shares of common stock to consultants in exchange for services to be rendered in fiscal 2009. The value of the common shares issued was approximately $171,000 and was accounted for as deferred compensation.

          During the year ended December 31, 2008, the Company issued an aggregate of 14,785,716 shares of its common stock in exchange for related party advances in the amount of $385,000 and interest expense in the amount of $345. The Company recognized loss of settlement of debt in the amount of $797,512 for the year ended December 31, 2008.

          During the year ended December 31, 2008, the Company issued an aggregate of 2,452,742 shares of common stock to consultants in exchange for $212,999 of services rendered.

          In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

          The information in this report contains forward-looking statements. All statements other than statements of historical fact made in report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,” “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Critical Accounting Policies

          The discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate, our estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Revenue recognition

          For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) Persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

          Currently, there are no warranties provided with the purchase of the Company’s products. In the future, when the Company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

     Stock-Based Compensation

          On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

          We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements for twelve months ended January 3, 2009 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2008 and 2007 was $3,407 and $9,196, respectively.

     Computation of Net Income (Loss) per Share

          Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period. During the years ended December 31, 2008 and 2007 common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

     Fair Value Measurement

          We adopted the provisions of SFAS No. 157, “Fair Value Measurements” on January 1, 2008. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements are separately disclosed by level within the fair value hierarchy. SFAS No. 157, as originally issued, was effective for fiscal years beginning after November 15, 2007, with early adoption permitted. SFAS No. 157 does not require any new fair value measurements. It only applies to accounting pronouncements that already require or permit fair value measures, except for standards that relate to share-based payments (SFAS No. 123R Share Based Payment.)

Recent Accounting Pronouncements

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The Company adopted the provisions of SFAS No. 161 as required on January 1, 2009 and the adoption did not have a significant impact on its consolidated financial statements.

          In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its consolidated financial statements.

          In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have significant effect on its results of operations and financial condition.

          In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

          In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

          In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company does not expect the adoption of FSP 132(R)-1 will have a material effect on the Company’s consolidated financial statements.

          In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company’s consolidated financial statements.

          In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 in January 2009 and it did not have a material impact on the consolidated financial statements.

          In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

Liquidity and Capital Resources

          As of December 31, 2008, we had working capital of $27,847 and negative net worth of $98,545. As of December 31, 2007, we had working capital of $28,714 and negative net worth of $79,919.

          For the period ended December 31, 2008, we used cash flow in operating activities of $545,084 consisting primarily of the net loss of $1,946,890 for the year, net with $1,490 of depreciation, $2,502 of amortization of debt discount, $550,499 of common stock issued in exchanged for services, $3,407 stock options granted in exchange for services, $345 of common stock issued in exchange for interest expense, $797,512 loss on debt settlement, and the changes in the balances of assets and liabilities. Assets increased $20,000, net with an increase in liabilities of $66,051.

          Cash flow used by investing activities for the year ended December 31, 2008 was $6,233, due to purchase of property and equipment.

          We met our cash requirements during the year ended December 31, 2008 through $100,000 of proceeds from sale of common stock, $82,500 proceeds from sale of preferred stock, $9,000 proceeds from issuances of convertible debentures, and $385,000 of advances from related parties.

          Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

          While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

          By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

          Our registered independent certified public accountants have stated in their report that we have incurred operating losses in the last two years, that we have suffered recurring losses from operations and that we are dependent upon management’s ability to develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Revenues and Costs of Sales

          Prior to the merger with Aria International, we were engaged in the direct marketing and distribution of the Storm Proof Roof that will help mitigate damage to personal property caused by hurricane force winds. During the year ended December 31, 2008 and 2007, the Company generated revenues in the amount of $13,440 and $0, respectively. Costs of Sales for the year ended December 31, 2008 was $12,248.

          Subsequent to the merger with Aria International in March 2009, our business is focused on providing specialized surveillance and communications solutions to our customers whereby we generate revenues. We plan to focus these efforts to expand our revenues from contracts with existing customers and to add new customers. In addition, the company intends to expand its international relationships to increase revenues. An integral part of this business strategy is to develop joint venture relationships with partners in each of the regions where we can market and implement our services. We intend to offer surveillance equipment and services needed to meet necessary field surveillance and communications requirements by purchasing or leasing that equipment from third parties and then providing contract services directly to the operations units. We plan to add value to all products delivered to our customers and generate additional revenues. Also, Aria International intends to offer products and services bundled as “Lease of Services” model.

          Aria International may also directly purchase certain equipment to address business opportunities and increase its business development and marketing outreach.

          Aria International’s extended business operations will manage and operate necessary equipment and provide data and communications as pay for hire services to existing and expanding markets. Aria International intends to operate equipment to provide surveillance and communications support to various commercial and government customers and plans to establish operations to scan cargo and screen equipment and supplies at developed and developing ports, borders and high value locations.

Operating Expenses

          Operating expenses for the year ended December 31, 2008 were $1,125,829, consisting primarily of $249,759 in personnel costs, $689,727 in professional fees, $6.475 for product development costs and $30,201 for promotional travel and entertainment. Operating expenses for the year ended December 31, 2007 were $375,361 and consisted primarily of $188,900 in personnel costs, $113,391 in professional fees, $28,245 in promotional travel and marketing, and $21,269 for product development costs.

Other Expenses

          Interest expense increased by $6,841 in the year ended December 31, 2008 compared to the same period in 2007. The increase is mainly due to the accrued interest for OCAST award, offset by decrease in interest expenses due to related parties.

          The Company accounted for $797,512 and $109,345 of loss on settlement of debt during the year ended December 31, 2008 and 2007, respectively, in connection with common stock issued in exchange for related party advances.

Inflation

          In the opinion of management, inflation will not have an impact on our financial condition and results of its operations.

Off-Balance Sheet Arrangements

          The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2008 AND 2007

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Aria International Holdings, Inc.
Arlington, Virginia

We have audited the consolidated balance sheets of Aria International Holdings, Inc., formerly TriCord Hurricane Holdings, Inc., and its subsidiary (the “Company”) as of December 31, 2008 and December 31, 2007, and the related consolidated statements of losses, deficiency in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aria International Holdings, Inc. and its subsidiary as of December 31, 2008 and December 31, 2007, and the results of its consolidated operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 17, the Company restated its consolidated financial statements for the year ended December 31, 2007.

/s/ RBSM LLP

RBSM LLP
Certified Public Accountants

McLean, Virginia
May 12, 2009

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

		(as restated – Note 17)
	2008	2007

ASSETS
CURRENT ASSETS:
Cash	$57,791	$32,607
Prepaid expenses and other current assets	20,000	—

Total current assets	77,791	32,607

Property and equipment, at cost: (Note 3)
Furniture and equipment	8,044	1,811
Less: accumulated depreciation	1,934	445

Total property and equipment, net	6,110	1,366

Total assets	$83,901	$33,973

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities (Note 4)	$49,944	$3,893

Total current liabilities	49,944	3,893

Award repayable (Note 5)	130,000	110,000
Convertible debenture, net of debt discount (Note 7)	2,502	—

Total long-term liabilities	132,502	110,000

Total liabilities	182,446	113,893

COMMITMENTS AND CONTINGENCIES (Note 14)	—	—

DEFICIENCY IN STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.0001 per share; 1,200,000 shares authorized, 0 and 804,462 shares issued and outstanding at December 31, 2008 and 2007, respectively (Note 8)	—	80
Common stock, par value $0.0001 per share; 100,000,000 shares authorized, 59,003,192 and 3,838,000 shares issued and outstanding at December 31, 2008 and 2007, respectively (Note 8)	5,901	384
Additional paid-in capital	2,736,628	642,800
Accumulated deficit	(2,670,074)	(723,184)

	72,455	(79,919)
Deferred compensation	(171,000)	—

Deficiency in stockholders’ equity	(98,545)	(79,919)
Total liabilities and deficiency in stockholders’ equity	$83,901	$33,973

See accompanying notes to consolidated financial statements

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS)
CONSOLIDATED STATEMENTS OF LOSSES
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

		(as restated – Note 17)
	2008	2007

Revenues	$13,440	$—
Costs of Sales	12,248	—

Gross Profit	1,192	—

Operating Expenses:
Research and Development	6,475	21,269
Selling, General and Administrative	1,119,056	353,667
Depreciation (Note 3)	1,490	425

Total Operating Expense	1,127,021	375,361

Loss from Operations	(1,125,829)	(375,361)

Other Income (Expenses):
Interest Expense, net	(23,549)	(16,708)
Loss on Settlement of Debt (Note 6)	(797,512)	(109,345)

Total Other Income (Expenses)	(821,061)	(126,053)

Provision for Income Tax	—	—

Net Loss	$(1,946,890)	$(501,414)

Loss per common share, basic and assuming dilution (Note 10)	$(0.05)	$(0.02)

Weighted average common shares outstanding	39,170,273	28,505,412

See accompanying notes to consolidated financial statements

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	Preferred Shares	Preferred Share Amount	Common Shares	Common Share Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total

Balance at January 1, 2007	384,462	$38	3,385,000	$339	$197,192	$—	$(221,770)	$(24,201)

Issuance of preferred stock in exchange for cash at $0.50 per share, net of costs and fees	420,000	42	—	—	209,958	—	—	210,000

Issuance of common stock in exchange for debt and accrued interest at $0.50 per share	—	—	453,000	45	226,455	—	—	226,500

Stock options granted to consultants	—	—	—	—	9,196	—	—	9,196

Net loss	—	—	—	—	—	—	(501,414)	(501,414)

Balance at December 31, 2007 (as restated – Note 17)	804,462	$80	3,838,000	$384	$642,801	$—	$(723,184)	$(79,919)

See accompanying notes to consolidated financial statements

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS)
CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

	Preferred Shares	Preferred Share Amount	Common Shares	Common Share Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Deficit	Total

Balance carry forward	804,462	$80	3,838,000	$384	$642,801	$—	$(723,184)	$(79,919)

Issuance of preferred stock in exchange for cash at $0.50 per share	165,000	17	—	—	82,484	—	—	82,500
Issuance of common stock in exchange for services rendered at $0.50 per share	—	—	675,000	68	337,433	—	—	337,500
Conversion of preferred stock to common stock	(969,462)	(97)	969,462	97	—	—	—	—
Stock dividend	—	—	32,894,772	3,289	(3,289)	—	—	—
Issuance of common stock in exchange for cash at $0.08 per share	—	—	1,250,000	125	99,875	—	—	100,000
Issuance of common stock in exchange for deferred compensation at $0.08 per share	—	—	2,137,500	214	170,786	(171,000)	—	—
Issuance of common stock in exchange for debt and interest expense at $0.08 per share	—	—	14,785,716	1,479	1,181,379	—	—	1,182,857
Issuance of common stock in exchange for services rendered and exercise of stock options at approximately $0.08 per share	—	—	2,452,742	245	212,754	—	—	212,999
Beneficial conversion feature and warrants attached to convertible debentures	—	—	—	—	9,000	—	—	9,000
Stock options granted to employees and consultants	—	—	—	—	3,407	—	—	3,407
Net loss	—	—	—	—	—	—	(1,946,890)	(1,946,890)

Balance at December 31, 2008	—	$—	59,003,192	$5,900	$2,736,628	$(171,000)	$(2,670,074)	$(98,546)

See accompanying notes to consolidated financial statements

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND DECEMBER 31, 2007

		(as restated – Note 17)
	2008	2007

INCREASE (DECREASE) IN CASH
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,946,890)	$(501,414)
Depreciation	1,490	425
Common stock issued in exchange for services	550,499	—
Stock options granted in exchange for services	3,407	9,196
Common stock issued in exchange for interest expense	345	—
Loss on settlement of debt	797,512	109,345
Amortization of debt discount	2,502	—
Adjustments to reconcile net loss to cash used for operating activities:
Changes in assets and liabilities:
Prepaid expenses and other assets	(20,000)	432
Accounts payable and accrued expenses	66,051	12,173

NET CASH USED IN OPERATING ACTIVITIES	(545,084)	(369,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,233)	(1,605)

NET CASH USED IN INVESTING ACTIVITIES	(6,233)	(1,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	82,500	210,000
Proceeds from sale of common stock	100,000	—
Proceeds from convertible debentures	9,000	—
Proceeds from award repayable	—	100,000
Proceeds from related parties loans, net of repayments	385,000	70,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	576,500	380,000

NET INCREASE IN CASH	25,183	8,552

Cash at the beginning of the year	32,607	24,055

Cash at the end of the year	$57,790	$32,607

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$—	$6,708
Income taxes paid	—	—
Common stock issued in exchange for debt	385,000	115,000
Common stock issued in exchange for accrued interest	—	2,155
Beneficial conversion feature and warrants attached to convertible debentures	9,000	—

See accompanying notes to consolidated financial statements

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying consolidated financial statements are as follows:

Business and Basis of Presentation

Aria International Holdings, Inc., formerly TriCord Hurricane Holdings, Inc., (the “Company”) was a “development stage enterprise” (as defined by Statement of Financial Accounting Standards No. 7) until the third quarter of 2008 when the Company finalized its product designs and began marketing and selling its products. The Company is engaged in marketing and selling a product to minimize the damaging effects of hurricane-generated winds on homes in hurricane zones.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, TriCord Hurricane Products, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. Subsequent to the date of the financial statements, TriCord Hurricane Holdings, Inc. filed a Certificate of Amendment to its Articles of Incorporation pursuant to which it changed its name to Aria International Holdings, Inc (Note 16).

Cash and Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company had no cash equivalent at December 31, 2008 and December 31, 2007.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated on the straight-line method over the estimated useful lives of three to five years. In the case of disposals, assets and the related accumulated depreciation are removed from the accounts, and the net amounts, less proceeds from disposal, are included in income.

The Company evaluates the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. The Company measures impairment based on the amount by which the carrying value of the respective asset exceeds its fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

Income Taxes

The Company accounts for income taxes using the asset and liability approach in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in operations in the period that includes the enactment date. Due to recurring losses, there has been no provision for income taxes in the periods presented.

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) Persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Currently, there are no warranties provided with the purchase of the Company’s products. In the future, when the Company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

Earnings (Losses) Per Share

The Company computes earnings (losses) per share under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). The calculation of earnings (losses) per common share is based on the weighted-average number of the Company’s common shares outstanding for the applicable period. The calculation of diluted earnings per common share reflects the effect of all potential dilutive common shares that were outstanding during the respective periods. In computing diluted EPS, the Company utilizes the treasury stock method. For the years ended December 31, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates

Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

Advertising

The Company expenses all costs of marketing and advertising as incurred. Marketing and advertising costs totaled $118,182 and $16,712 for the year ended December 31, 2008 and 2007, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 2 (“SFAS 2”), “Accounting for Research and Development Costs”. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $6,475 and $21,269 of expenditures on research and product development for the year ended December 31, 2008 and 2007, respectively.

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144 ). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes ill circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SF AS No. 144 also requires assets to be disposed of is reported at the lower of the carrying amount or the fair value less costs to sell.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. The Company had no comprehensive income or losses for the year ended December 31, 2008 and December 31, 2007.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company had no accounts receivable and allowance for doubtful accounts at December 31, 2008 and December 31, 2007.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows (see Note 12).

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2008 and December 31, 2007 was $3,407 and $9,196, respectively (see Note 9).

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. SFAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The Company adopted the provisions of SFAS No. 161 as required on January 1, 2009 and the adoption did not have a significant impact on its consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a significant impact on its consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May 2008, the FASB issued FSP Accounting Principles Board (“APB”) 14-1 “Accounting for Convertible Debt instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis. The Company does not believe the adoption of FSP APB 14-1 will have significant effect on its results of operations and financial condition.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial statements.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company does not expect the adoption of FSP 132(R)-1 will have a material effect on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company’s consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 in January 2009 and it did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the year ended December 31, 2008 and December 31, 2007, the Company incurred net losses of $1,946,890 and $501,414, respectively. The Company’s current assets exceeded its current liabilities by $27,847 as of December 31, 2008. However, the Company generated negative cash flow from operations in the amount of $545,084 during the year ended December 31, 2008. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued growth, distribution and sale of its products and services, and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is actively pursing additional debt or equity financing through discussions with investment bankers and private investors. Management expects to continue this practice and believes that the merger with Aria International Incorporated subsequent to the date of the financial statements (Note 16) further increases the potential for private placement of its convertible securities and/or equity. Outside investment banking services have been arranged to assist and support the future financing requirements of the Company. However, there can be no assurance the Company will be successful in its effort to secure additional financing.

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to them, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s property and equipment at December 31, 2008 and December 31, 2007 consists of the following:

	2008	2007

Computer and Office Equipment	$3,526	$1,811
Trade Show Booth	4,518	—

Total	8,044	1,811
Accumulated Depreciation	(1,934)	(455)

	$6,110	$1,366

Depreciation expense was $1,490 and $42 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and December 31, 2007 are as follows:

	2008	2007

Accrued expenses	$49,494	$3,893
Accrued interest	450	—

Total	$49,944	$3,893

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 5 - AWARD REPAYABLE

In July 2007, the Company entered into an award agreement under the Oklahoma Center for the Advancement of Science and Technology (OCAST) Technology Business Finance Program funded by the Oklahoma legislature. By the terms of the agreement, the Company was advanced $100,000 of matching funds for sales and marketing activities and short-term working capital requirements.

The award is to be repaid based on the Company reaching certain milestones but in no case later than five years from the date of the award, July 2007. In addition, repayment may be made anytime by the Company prior to the full repayment date in July 2012 in the amount of the award receipt plus one-fifth (1/5) of the award for each of the year the award is outstanding, as illustrated in the following schedule:

First year from award receipt:	$ 100,000 + 20,000 =	$ 120,000
Second year from award receipt:	$ 100,000 + 40,000 =	$ 140,000
Third year from award receipt:	$ 100,000 + 60,000 =	$ 160,000
Fourth year from award receipt:	$ 100,000 + 80,000 =	$ 180,000
Fifth year from award receipt:	$ 100,000 + 100,000 =	$ 200,000

The Company has not pledged any assets as security under the agreement. The Company accounted for the amount to be repaid in addition to the original award receipt as accrued interest. Accrued interest in connection with this award was $30,000 and $10,000 as of December 31, 2008 and December 31, 2007, respectively.

NOTE 6 - ADVANCES FROM RELATED PARTIES

During the year ended December 31, 2008, the Company received advances from two significant shareholders in an aggregate amount of $385,000, There were no formal arrangements of the repayments, and the advances were mostly non-interest bearing. In December 2008, these advances were converted in full to the Company’s common stock. An aggregate of 14,785,716 shares of common stock were issued to these two shareholders in exchange for $385,000 of debt and $345 interest expense. The shares issued were valued at $1,182,857 (or $0.08 per share), which approximately the fair value of the common shares at the time of the debt conversion. The fair value was determined based upon the stock price of most recent private placement around that time the shares were issued. The Company accounted for the balance of $797,512 as loss on settlement of debt for the year ended December 31, 2008.

During the year ended December 31, 2007, the Company received advances from a significant shareholder in the amount of $70,000, These advances together with $45,000 of advances (net of cash repayment) from prior year were converted into 453,000 shares of the Company’s common stock prior to the ended of December 31, 2007. The advances bore interest at 8% per annum. The shares issued were valued at $226,500 (or $0.50 per share), which approximately the fair value of the common shares at the time of the debt conversion. The fair value was determined based upon the stock price of most recent private placement around that time the shares were issued. The issuance of shares settled advances in the amount of $115,000 and accrued interest in the amount of $2,155. The Company accounted for the balance of $109,345 as loss on settlement of debt for the year ended December 31, 2007.

NOTE 7 - SUBORDINATED CONVERTIBLE DEBENTURES

During the year ended December 31, 2008, the Company issued an aggregate of $9,000 of convertible subordinated debentures. The debentures bear interest at 10% per annum and mature two years after issuance. The debentures are convertible at the note holder’s option to common stock at $0.0525 per share and are subordinated to the Award Repayable to the Oklahoma Center for the Advancement of Science and Technology. Additionally, the debenture holders received warrants to purchase the Company’s common stock at three times the number of common shares into which the debenture is convertible at an exercise price of $0.0525. The warrants expire five years from date of issuance.

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 7 - SUBORDINATED CONVERTIBLE DEBENTURES (Continued)

A summary of convertible promissory notes payable at December 31, 2008 and 2007 is as follows:

	2008	2007

Convertible notes payable, interest rate at 10% per annum, unsecured and mature two years after issuance (in June 2010). The debentures are convertible at the note holder’s option to common stock at $0.0525 per share and are subordinated to the Award Repayable (Note 5).	$9,000	$—

Debt Discount – beneficial conversion feature, net of accumulated amortization of $526 and $0 at December 31, 2008 and December 31, 2007, respectively.	(1,367)	—

Debt Discount – value attributable to warrants attached to notes, net of accumulated amortization of $1,976 and $0 at December 31, 2008 and December 31, 2007, respectively.	(5,131)	—

Total	$2,502	$—

Less: current portion	—	—

Long-term portion	$2,502	$—

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the convertible debenture. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. The Company recognized and measured an aggregate of $1,893 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible debenture issued during the year ended December 31, 2008. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture’s maturity period (two years) as interest expense.

In connection with the placement of the convertible debenture, the Company issued warrants granting the holders the right to acquire 514,286 shares of the Company’s common stock at $0.0525 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $7,107 to additional paid in capital and a discount against the convertible debenture issued during the year ended December 31, 2008. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of .875%, a dividend yield of 0%, and volatility of 160%. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period (two years) as interest expense.

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $2,503 and $0 for the years ended December 31, 2008 and December 31, 2007, respectively.

NOTE 8 – CAPITAL STOCK

Preferred Stock

The company has authorized 1,200,000 shares of preferred stock with a par value of $0.0001 per share. At December 31, 2008 and December 31, 2007, the Company had 0 and 804,462 shares of preferred stock issued and outstanding.

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 8 – CAPITAL STOCK (Continued)

Preferred Stock (Continued)

Holders of the preferred shares are entitled to convert their preferred shares into shares of Common Stock at the rate of one share of Series A preferred to one share of Common Stock. The Preferred Stock provides for the automatic conversion into Common Stock, at the then applicable conversion rate, upon the closing of any underwritten public offering of shares of Common Stock of the Company at a public offering price of $10 per share and gross proceeds to the Company of $15 million. The shares have no stated dividend rate.

During the year ended December 31, 2007, the Company issued an aggregate of 420,000 shares of its preferred stock in exchange for cash proceeds of $210,000, net of costs and fees.

During the year ended December 31, 2008, the Company issued an aggregate of 165,000 shares of its preferred stock in exchange for cash proceeds of $82,500, net of costs and fees. All of previously issued preferred shares were converted into 969,462 shares of Common Stock during the year ended December 31, 2008.

Subsequent to the date of the financial statements, the authorized preferred shares were increased to 10,000,000 shares, with a par value of $0.0001 per share (Note 16).

Common Stock

The Company was authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. Subsequent to the date of the financial statements, the Company restated its Articles of Incorporation, and the authorized common shares were increased to 300,000,000 shares, with par value of $0.0001 per share (Note 16). At December 31, 2008 and December 31, 2007, the Company had 59,003 192 and 3,838,000 shares of common stock issued and outstanding.

During the year ended December 31, 2007, the Company issued an aggregate of 453,000 shares of its common stock in exchange for related party advances in the amount of $115,000 and accrued interest in the amount of $2,155 (Note 6). The shares issued were valued at $226,500 (or $0.50 per share), which approximately the fair value of the common shares at the time of the debt conversion. The fair value was determined based upon the stock price of most recent private placement around that time the shares were issued. The Company recognized loss of settlement of debt in the amount of $109,345 for the year ended December 31, 2007.

During the year ended December 31, 2008, the Company issued an aggregate of 675,000 shares of common stock to consultants in exchange for $337,500 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. Compensation costs of $337,500 were charged to operations.

Effective March 17, 2008, the Company declared a six-for-one stock dividend. An aggregate of 32,894,772 shares of common stock were issued to shareholders as dividend.

During the year ended December 31, 2008, the Company issued an aggregate of 1,250,000 shares of its common stock in exchange for cash proceeds of $100,000, net of costs and fees.

During the year ended December 31, 2008, the Company issued an aggregate of 2,137,500 shares of common stock to consultants in exchange for services to be rendered in fiscal 2009. The common shares issued were valued at $0.08 per share, which was estimated to be approximate the fair value of the Company’s common shares during the period covered by the consulting agreement. The fair value of $0.08 per share was determined based upon the stock price of most recent private placement around that time the shares were issued. The value of the common shares issued was approximately $171,000 and was accounted for as deferred compensation. The deferred compensation is amortized over the period that the services will be provided. In the event that the Company’s stock price increases significantly in future periods, the Company will revalue the stock issued and additional compensation will be charged to operations.

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 8 – CAPITAL STOCK (Continued)

Common Stock (Continued)

During the year ended December 31, 2008, the Company issued an aggregate of 14,785,716 shares of its common stock in exchange for related party advances in the amount of $385,000 and interest expense in the amount of $345 (Note 6). The shares issued were valued at $1,182,857 (or $0.08 per share), which approximately the fair value of the common shares at the time of the debt conversion. The fair value was determined based upon the stock price of most recent private placement around that time the shares were issued. The Company recognized loss of settlement of debt in the amount of $797,512 for the year ended December 31, 2008.

During the year ended December 31, 2008, the Company issued an aggregate of 2,452,742 shares of common stock to consultants in exchange for $212,999 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered. The shares issued include exercise of 19,500 stock options granted to consultants in prior years. Compensation costs of $212,999 were charged to operations.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options

On September 8, 2008, the Company created the 2008 Incentive Stock Plan under which 4,000,000 shares of the Company’s common stock were registered with a maximum offering price of $.25 per share. The plan is designed to retain directors, executives, and selected employees and consultants for major contributions to the success of the Company and provide them a proprietary interest in the Company’s growth and performance. Directors, officers, and consultants are eligible to receive grants under the plan but only employees of the company are eligible for incentive stock options. The Plan precludes granting incentive stock options to an employee if such grant results in the employee holding the right to exercise for the first time in any one calendar year shares of stock having an aggregate fair market value, at date of grant, in excess of $100,000.

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company’s common stock issued to employees and consultants of the Company.

Options Outstanding				Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.20	10,000	1.71	$0.20	10,000	$0.20

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at January 1, 2007	—	—
Granted	19,500	0.05
Exercised	—	—
Cancelled or expired	—	—

Outstanding at December 31, 2007	19,500	$0.05

Granted	17,500	0.20
Exercised (Note 8)	(19,500)	0.05
Cancelled or expired	(7,500)	0.20

Outstanding at December 31, 2008	10,000	$0.20

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

Stock Options (Continued)

The weighted-average fair value of stock options granted to employees and consultants during the years ended December 31, 2008 and December 31, 2007 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

	2008	2007

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2.42%	5.12%
Expected stock price volatility	160%	160%
Expected dividend payout	—	—
Expected option life (in years)	2.0	2.0

          If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company’s pro forma net loss and net loss per share would have been $(18,218,378) and $(0.41), respectively, for the year ended December 31, 2005; and $(20,923,045) and $(0.51), respectively, for the year ended December 31, 2004 and $(12,869,048) and $(0.62), respectively, for the year ended December 31, 2003.

Stock-based compensation expense recognized under SFAS 123(R) for the year ended December 31, 2008 and December 31, 2007 was $3,407 and $9,196, respectively.

Warrants

In connection with the placement of the convertible debenture (Note 7), the Company issued warrants granting the holders the right to acquire 514,286 shares of the Company’s common stock. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to note holders.

Warrants Outstanding				Warrants Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.0525	514,286	4.44	$0.0525	514,286	$0.0525

Transactions involving warrants issued to note holders are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at January 1, 2007	—	—
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—

Outstanding at December 31, 2007	—	$—

Granted	514,286	0.0525
Exercised	—	—
Cancelled or expired	—	—

Outstanding at December 31, 2008	514,286	$0.0525

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF - 0027”), the Company recognized the value attributable to the warrants in the amount of $7,107 to additional paid in capital and a discount against the convertible debenture issued during the year ended December 31, 2008 (Note 7). The Company valued the warrants using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of .875%, a dividend yield of 0%, and volatility of 160%. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period (two years) as interest expense.

NOTE 10 - EARNINGS (LOSSES) PER SHARE

The computation of weighted average common and common equivalent shares used in the calculation of basic and diluted loss per share is shown below:

	2008	2007

Net loss available to common shareholders	$(1,946,890)	$(501,414)

Basic and fully diluted loss per share	$(0.05)	$(0.02)

Weighted average common shares outstanding	39,170,273	28,505,412

The earnings (losses) per share data have been retroactively adjusted for the stock dividend issued in March 2008 (Note 8) for all periods presented, At December 31, 2008 and December 31, 2007, 524,286 and 0, respectively, outstanding common stock equivalents that were dilutive were excluded from the computation of diluted loss per share.

Note 11 - INCOME TAXES

The Company provides for income taxes in accordance with the liability method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax carry-forward amounts.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the years ending December 31, 2008 and December 31, 2007.

At December 31, 2008, the Company had federal and state net operating loss carry forwards that expire through 2028. Due to significant changes in the Company’s ownership, the future use of its existing net operating losses may be limited. The Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company continues to generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the year ended December 31, 2008 and December 31, 2007, except for certain state and local taxes which are not based on current earnings.

At December 31, 2008, the significant components of the deferred tax assets are summarized below:

Net operating loss carry forward	$880,000

Less: valuation allowance	(880,000)

Balance	$—

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 12 - FAIR VALUE MEASUREMENT

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

There are three general valuation techniques that may be used to measure fair value, as described below:

a) Market approach – Uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Prices may be indicated by pricing guides, sale transactions, market trades, or other sources;

b) Cost approach – Based on the amount that currently would be required to replace the service capacity of an asset (replacement cost); and

c) Income approach – Uses valuation techniques to convert future amounts to a single present amount based on current market expectations about the future amounts (includes present value techniques and option-pricing models). Net present value is an income approach where a stream of expected cash flows is discounted at an appropriate market interest rate.

Financial assets and liabilities are valued using either level 1 inputs based on unadjusted quoted market prices within active markets or using level 2 inputs based primarily on quoted prices for similar assets or liabilities in active or inactive markets. For certain long-term debt, fair value is based on present value techniques using inputs derived principally or corroborated from market data. Using level 3 inputs using management’s assumptions about the assumptions market participants would utilize in pricing the asset or liability. In the Company’s case this entailed assumptions used in pricing models for attached warrant calculations. Valuation techniques utilized to determine fair value are consistently applied.

The Company’s long-term debt is the only item that is subject to SFAS 157 as of December 31, 2008 as follows:

Convertible note (level 3)	$9,000
Award repayable (level 1)	130,000

NOTE 13 – BUSINESS CONCENTRATION

Revenue from one customer accounted for 100% of sales for the year ended December 31, 2008. Purchases from one supplier accounted for 100% of total purchases for the year ended December 31, 2008.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

During the year ended December 31, 2008 and December 31, 2007, the Company leases office space from its directors and significant shareholders. There were no formal lease agreements. Rental expense charged to operations for the years ended December 31, 2008 and December 31, 2007 was $5,925 and $3,840, respectively.

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND DECEMBER 31, 2007

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

Consulting Agreements

The Company has service agreements with its consultants, certain of whom are also Company’s significant shareholders. These agreements provide for annual or monthly base compensation. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or consultants terminates such engagement by written notice.

Securities Act Violations

On April 3, 2009, the Company terminated Hogan Taylor LLP f/k/a Hogan & Slovacek, A Professional Corporation, CPA’s (“Hogan”) as the Company’s independent registered public accounting firm effective immediately. The Company terminated Hogan after it was informed by Hogan that Hogan was not independent with respect to the Company’s financial statements issued during the period January 3, 2006 (date of inception) through September 30, 2008.

In the event that any of the exemptions from registration with respect to the issuance of the Company’s common stock under federal and applicable state securities laws were not available, the Company may be subject to claims by federal and state regulators for any such violations. In addition, if any purchaser of the Company’s common stock were to prevail in a suit resulting from a violation of federal or applicable state securities laws, the Company could be liable to return the amount paid for such securities with interest thereon, less the amount of any income received thereon, upon tender of such securities, or for damages if the purchaser no longer owns the securities. As of the date of these financial statements, the Company is not aware of any alleged specific violation or the likelihood of any claim. There can be no assurance that litigation asserting such claims will not be initiated, or that the Company would prevail in any such litigation.

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE 15 - RELATED PARTY TRANSACTIONS

As described in Note 6, significant shareholders of the Company advanced fund to the Company for working capital purposes during the years ended December 31, 2008 and December 31, 2007. These advances were settled in full with issuances of the Company’s common stock and there were no outstanding balance due to these shareholders at December 31, 2008 and December 31, 2007.

As described in Note 14, the Company leases office space from its directors and significant shareholders during the year ended December 31, 2008 and December 31, 2007. There were no formal lease agreements.

As described in Note 14, the Company has service agreements with certain consultants, certain of whom are also Company’s significant shareholders.

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 16 - SUBSEQUENT EVENTS

Merger Agreement

In March 2009 the Company announced it had completed a merger through an exchange of common stock with Aria International Incorporated. As a result of the merger, Aria International Incorporated became a wholly-owned subsidiary of the Company. Following the merger, the Company changed its name to Aria International Holdings, Inc. The primary new business and market focus will be on providing specialized surveillance and communications solutions to a broad range of customers. The corporate offices of the new organization are in Arlington, Virginia.

In connection with the merger, the Company issued an aggregate of 88,815,000 shares of its common stock to shareholders and employees of Aria International Incorporated in exchange for all the shares of the common stock of Aria International Incorporated. Total number share of common stock issued and outstanding post merger was 147,818,192, of which shareholders and employees of Aria International Incorporated represented 60% of the total post merger shares. As a result of the merger, there was a change in control of the public entity, and the Company accounted for the transaction as a reverse acquisition. Founders of Aria International Incorporated were appointed as Officers and Directors of the Company upon completion of the merger.

In addition, on March 3, 2009 Aria International Incorporated entered into executive employment agreements with two of its senior officers, Michael A. Crosby, CEO and Richard A. Smith, COO.

Equity

On January 28, 2009 the Company amended and restated its Articles of Incorporation to provide the authority to increase the total number of authorized common shares from 100 million shares to 300 million shares with par value of $0.0001 per share, and the total number of Preferred Stock from 1.2 million shares to 10 million shares with par value of $0.0001 per share.

Subsequent to the date of the financial statements, the Company issued 88,815,000 shares of its common stock to shareholders and employees of Aria International Incorporated in connection with the merger agreement as described above, and 71,700 shares of its common stock to a vendor in exchange for outstanding payables.

NOTE 17 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements of the year ended December 31, 2007 to correct the following errors in the financial statements previously filed:

•	The Company erroneously capitalized adverting and marketing expenses as of December 31 2007.

•	The Company erroneously understated certain operating and interest expenses and the related accrued liabilities as of December 31, 2007.

•	The Company erroneously omitted valuation of stock options granted during the year ended December 31, 2007.

•	The Company erroneously reported certain share issuances

•	Incorrect valuation of common stock issued in exchange for settlement of debt during the year ended December 31, 2007.

•	Incorrect opening balance of accumulated deficit at January 1, 2007

The net effect of the correction of these errors was to:

•	Decrease the Company’s reported total assets as of December 31, 2007 by $13,270 from $47,243 to $33,973

•	Increase the Company’s reported total liabilities as of December 31, 2007 by $11,568 from $102,325 to $113,893

•	Decrease the Company’s reported number of common shares issued as of December 31, 2007 by 25,000 shares from 3,863,000 shares to 3,838,000 shares

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 17 – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

•	Increase the Company’s reported additional paid-in capital as of December 31, 2007 by $111,068 from $531,732 to $642,800

•	Increase the Company’s reported net loss for the year ended December 31, 2007 by $129,969 from $371,445 to $501,414

•	Increase the Company’s reported accumulated deficit as of December 31, 2007 by $135,903 from $587,281 to $723,184

Following are reconciliations of the Company’s restatement of the Consolidated Balance Sheet as of December 31, 2007 and Consolidated Statement of Losses for the year ended December 31, 2007.

CONSOLIDATED BALANCE SHEET

	As reported	As restated

ASSETS
CURRENT ASSETS:
Cash	$32,607	$32,607
Prepaid expenses and other current assets	—	—

Total current assets	32,607	32,607

Property and equipment, at cost:
Furniture and equipment	1,811	1,811
Less: accumulated depreciation	445	445

Total property and equipment, net	1,366	1,366

Prepaid marketing costs	13,270	—

Total assets	$47,243	$33,973

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$2,325	$3,893

Total current liabilities	2,325	3,893

Award repayable	100,000	110,000
Convertible debenture, net of debt discount	—	—

Total long-term liabilities	100,000	110,000

Total liabilities	102,325	113,893

DEFICIENCY IN STOCKHOLDERS’ EQUITY

Preferred stock, par value $0.0001 per share;	80	80
Common stock, par value $0.0001 per share;	387	384
Additional paid-in capital	531,732	642,800
Accumulated deficit	(587,281)	(723,184)

Deficiency in stockholders’ equity	(55,082)	(79,919)
Total liabilities and deficiency in stockholders’ equity	$47,243	$33,973

ARIA INTERNATIONAL HOLDINGS, INC.
(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 17 – RESTATEMENT OF FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENTS OF LOSSES

	As reported	As restated

Operating Expenses:
Research and Development	$21,269	$21,269
Selling, General and Administrative	343,043	353,667
Depreciation	425	425

Total Operating Expense	364,737	375,361

Loss from Operations	(364,737)	(375,361)

Other Income (Expenses):
Interest Expense, net	(6,708)	(16,708)
Loss on Settlement of Debt	—	(109,345)

Total Other Income (Expenses)	(6,708)	(126,053)

Provision for Income Tax	—	—

Net Loss	$(371,445)	$(501,414)

Loss per common share, basic and assuming dilution	None reported	$(0.02)

Weighted average common shares outstanding	None reported	28,505,412

The resulting effects of the correction of the errors on cash flows for the year ended December 31, 2007 are as follows. Net cash used in investing activities remain as previously reported.

	As reported	As restated

NET CASH USED IN OPERATING ACTIVITIES	$(382,443)	$(369,843)
NET CASH USED IN INVESTING ACTIVITIES	(1,605)	(1,605)
NET CASH PROVIDED BY FINANCING ACTIVITIES	392,600	380,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On April 3, 2009, the Company terminated Hogan Taylor LLP f/k/a Hogan & Slovacek, A Professional Corporation, CPA’s (“Hogan”) as the Company’s independent registered public accounting firm effective immediately. The Company terminated Hogan after it was informed by Hogan that Hogan was not independent. The dismissal of Hogan was ratified by the Company’s Board of Directors on April 9, 2009. Except as noted in the paragraph immediately below, the reports of Hogan on the Company’s consolidated financial statements for the year ended December 31, 2007 and the period January 3, 2006 (date of inception) through December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

          The reports of Hogan on the Company’s consolidated financial statements as of and for the year ended December 31, 2007 and for the period January 3, 2006 (date of inception) to December 31, 2006 contained an explanatory paragraph, which noted that there was substantial doubt as to the Company’s ability to continue as a going concern due to uncertainty with respect to Company’s lack of revenues to finance product development and operating costs.

          During the year ended December 31, 2007 and the period January 3, 2006 (date of inception) to December 31, 2006, three-months ended March 31, 2008, the six months ended June 30, 2008 and the nine months ended September 30, 2008 should no longer be relied upon. The Board came to this conclusion based on the Company’s previous independent registered accounting firm’s oral communication to the Company on April 3, 2009 that the firm’s independence was impaired during the period January 3, 2006 through April 3, 2009 (date of resignation). Until receipt of the communication from the firm, the Company was unaware of the firms’ lack of independence.

          The Company will have its, the Company has not had any disagreements with Hogan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Hogan’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such periods. Other than Hogan’s lack of independence, which constitutes a reportable event under Item 304(a)(1)(v) of Regulation S-K, during the year ended December 31, 2007 and the period January 3, 2006 (date of inception) to December 31, 2006 and through April 3, 2009, there were no reportable events as the term described in Item 304(a)(1)(v) of Regulation S-K.

          On April 16, 2009, the Company provided Hogan with a copy of the disclosures it is making in response to Item 4.01 on Amendment No. 2 to its Form 8-K (“Amendment No. 2), and requested that Hogan furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements contained in Amendment No. 2. A copy of the letter dated April 16, 2009 furnished by Hogan in response to that request was filed as Exhibit 16.2 to Amendment No. 2. On April 22, 2009, the Company provided Hogan with a copy of the disclosures it is making in response to Item 4.01 on Amendment No. 3 to its Form 8-K, and requested that Hogan furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements contained in this Amendment No. 3 to Form 8-K. A copy of the letter dated April 23, 2009 furnished by Hogan in response to that request is filed as Exhibit 16.3 to Amendment No. 3 to Form 8-K/A.

          On April 9, 2009 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal years ended December 31, 2008 and 2007 and for the period January 3, 2006 through December 31, 2006. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on April 9, 2009.

          During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2008 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that, as of December 31, 2008, our internal control over financial reporting is not effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

          Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of TriCord’s then our Chief Executive Officer and Chief Financial Officer (principal financial officer), management conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of TriCord’s accounting staff. The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the year ended December 31, 2008 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

          Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal year ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

          The following table sets forth the names and ages of the members of our Board of Directors and our executive officers and the positions held by each as of May 15, 2009. There are no family relationships among any of our Directors and Executive Officers.

Name	Age	Position

James N. Welsh (1)	66	President

James K. Tolbert (2)	52	Director

Michael A. Crosby (3)	48	Director and Chief Executive Officer

Richard A. Smith (4)	62	Director and Chief Operating Officer

Stephen R. Soden (5)	57	General Counsel and Secretary

(1)	Mr. Welsh resigned as President effective March 3, 2009.

(2)	Mr. Tolbert resigned as Director effective March 3, 2009

(3)	Mr. Crosby became a Director and Chief Executive Officer effective March 3, 2009

(4)	Mr. Smith became a Director and Chief Operating Officer effective March 3, 2009.

(5)	Mr. Soden became Secretary effective March 3, 2009.

Executive Biographies

Michael A. Crosby, Director and Chief Executive Officer

          Michael A. Crosby was appointed Chief Executive Officer and as a Director of the Company on March 3, 2009. Prior to joining the Company, Mr. Crosby co-founded Aria International Incorporated and served as its President and Chief Executive Officer from 2004 through 2008. Prior to forming Aria International, Mr. Crosby was the President of Commonwealth Consulting and the Lehman Group, a Washington, D.C., consulting and lobbying firm.

          Mr. Crosby served in the United States Navy from 1983 – 2004. In 2002, Mr. Crosby was recalled to active duty with the United States Navy for a term of two years to support Operation Enduring Freedom and Iraqi Freedom. He was assigned to U.S. Central Command (J5) as the Deputy for Counter Proliferation. For his efforts Commander Crosby was awarded the “Joint Force Commendation Medal” for organizing and leading a team consisting of units from nine nations conducting counter proliferation operations in the Horn of Africa region. Mr. Crosby also served as the Vice President of Business Development/USA at Advanced Technology Group; a UK based aerospace firm; and the Director of Commercial Business Development at Lockheed Martin Skunk Works in Palmdale, California. He has also served as the President and Chief Executive Officer of Venga Aerospace Systems, Inc. (TSX- VAV), a Canadian public firm traded on the Toronto Stock Exchange.

          Mr. Crosby holds a Master of Science in Systems Management from the University of Southern California in Los Angeles California and is a graduate of the United States Naval Academy in Annapolis, Maryland, with a Bachelor of Science in Applied Science. In addition he is a graduate of the Allied Air Forces Central Europe “Tactical Leadership Program” in Jever, Germany, as well as the US Navy Fighter Weapons School “TOPGUN” in San Diego, California. Mr. Crosby has logged over 2700 hours in multiple tactical jet aircraft, including the F-14, F/A-18, B-1B, Mirage 2000, Harrier, and the F-16N.

Richard A. Smith, Director and Chief Operating Officer

          Richard A. Smith was appointed Chief Operating Officer and as a Director of the Company on March 3, 2009. Prior to joining the Company, Mr. Smith co-founded and served as Chief Operating Officer of Aria International Incorporated. Mr. Smith is an engineer earning a Bachelor of Science at Southeast Missouri State University and a Master of Science from the University of Southern California (USC). He served over 26 years in the United States Navy active and reserve components retiring at the rank of Commander.

Stephen R. Soden – General Counsel & Secretary

          Stephen R. Soden was appointed as General Counsel and Secretary of the Company on March 3, 2009. Mr. Soden is the founder and Partner of Soden & Steinberger, LLP. Prior to becoming an attorney, he was an electrical engineer. Mr. Soden currently holds positions as general counsel for several start-up companies located throughout the State of California and continues to support these companies for a variety of matters including securities, intellectual property (trademarks, copyrights, trade secrets and technology licensing), corporate engineering and business formation, contract law and corporate litigation. Mr. Soden holds a JD degree from Thomas Jefferson School of Law in San Diego, California in 1993 and is licensed to practice law in the State of California.

James N. Welsh - President

          Mr. Welsh was appointed as the Company’s President on August 27, 2008. Mr. Welsh is the founder and principal of Welsh & Associates, a consulting firm that provides financial and management consulting services. In addition, Mr. Welsh served as Chief Financial Officer of Global Safety Labs, Inc. from January, 2007 through August, 2007. He also served as the Chief Financial Officer of American Container Net, Inc. from October, 2003 through August, 2005. Mr. Welsh resigned as the Company’s President effective March 3, 2009.

Kenny Tolbert – Director

          Mr. Tolbert previously served as our Vice-President of Sales and Marketing and as a Director from January 1, 2008 to the present. Prior to joining our company, Mr. Tolbert was the founder and President of The Tolbert Company. The Tolbert Company, established in 2002, is a full-service advertising and marketing agency located in Tulsa Oklahoma. Mr. Tolbert resigned as a director effective March 3, 2009.

Board of Directors

          Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

          A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

          Directors may receive compensation for their services and reimbursement for their expenses as shall be determined from time to time by resolution of the Board. Each of our directors currently receives no cash compensation for their service on the Board of Directors, but do receive a small amount of stock options.

Audit Committee

          We do not have a separately designated standing audit committee.

Code of Ethics

          We have adopted not a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees.

ITEM 11. EXECUTIVE COMPENSATION.

          The following table sets forth all compensation earned in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year, collectively referred to as the named executive officers, for our last two completed fiscal years.

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

James N. Welsh,	2008	$39,400		$21,250					$60,650
President August 2008 – March 2009(1)	2007
	2006

Charles D. Hess, President, CEO January 2006 – August(2)	2008	$95,000							95,000
	2007	180,000							180,000
	2006	82,500							82,500

(6)	Mr. Welsh resigned as President effective March 3, 2009.

(7)	Mr. Hess resigned as President and CEO effective August 27, 2008

Employment Agreements with Executive Officers

          As of December 31, 2008 we have not entered into employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

          As of December 31, 2008, we had options outstanding to purchase 10,000 shares of our common stock at an exercise price of $0.20 per share that expired on January 15, 2009.

Director Compensation

          No director of the Company received any compensation for services as director for the year ended December 31, 2008.

Compensation Committee Interlocks and Insider Participation

          We do not have a compensation committee. During the fiscal year ended December 31, 2008, none of our officers and employees participated in deliberations of our board of directors concerning executive compensation. During the fiscal year ended December 31, 2008, none of our executive officers served on the board of directors of any entities whose directors or officers serve on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information, as of March 3, 2009 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned(2)		Percentage of Common Stock (2)

Directors and Officers:
Michael A. Crosby (3)	29,304,414	(4)	19.82%
Richard A. Smith (5)	16,680,494	(6)	11.28
Stephen R. Soden(7)	658,030		*
James N. Welsh (8)	250,000		*

Beneficial owners of more than 5%:
Regent Private Capital LLC	65,322,000		44.19%
Kenny Tolbert (9)	8,315,000		5.62%

          * Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o TriCord Hurricane Holdings, Inc., 4821 29th Street, N. Arlington, Virginia 22207.

(2) Applicable percentage ownership is based on 147,818,192 shares of common stock outstanding as of May 15, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of May 15, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 3, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Michael A. Crosby was appointed as President and as a Director of the Company on March 3, 2009.

(4) Includes (i) 27,561,995 shares held by Mr. Crosby and (ii) 1,742,417 shares held by Mr. Crosby’s wife.

(5) Richard A. Smith was appointed Chief Operating Officer and as a Director of the Company on March 3, 2009.

(6) Shares are held by the Richard A and Catherine F Smith Family Trust.

(7) Stephen R. Soden was appointed General Counsel and Secretary of the Company on March 3, 2009

(8) James N. Welsh resigned from his position as President of the Company effective March 3, 2009.

(9) Kenny Tolbert resigned as a Director of the Company effective March 3, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          Significant shareholders of the Company advanced fund to the Company for working capital purposes during the years ended December 31, 2008 and December 31, 2007. These advances were settled in full with issuances of the Company’s common stock and there were no outstanding balance due to these shareholders at December 31, 2008 and December 31, 2007.

Director Independence

          None of our directors is independent as that term is defined under the Nasdaq Marketplace Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to TriCord by Hogan Taylor LLP f/k/a Hogan & Slovacek for professional services rendered in connection with the fiscal years ended, December 31, 2008 and 2007.

	2008	2007

Fee Type
Audit fees	$ 44,170	$ 6,140
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$ 44,170	$6,140

Audit fees consist of billings for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports that are normally provided by independent accounting firms in connection with regulatory filings, including audit services performed related to mergers and acquisitions.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of billings for professional services for tax compliance and tax planning regarding federal and state tax filings.

All other fees consist of fees for products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

          The Company currently does not have a designated Audit Committee, and accordingly, the Company’s Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company’s Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

ITEM 15. EXHIBITS.

Exhibit Number	Description of Exhibit
2.1	Certificate of Conversion (1)
2.2	Plan of Conversion (1)
2.3	Form of Share Exchange Agreement (1)
3.1	Articles of Incorporation (1)
3.3	Certificate of Amendment to Articles of Incorporation dated March 9, 2009(2)
4.1	Certificate of Designation of Series A Preferred (1)
4.2	Form of Subscription Agreement (1)
10.1	Agreement and Plan of Merger dated March 3, 2009 by and among TriCord Hurricane Holdings, Inc., Aria Acquisition, Inc. and Aria International Incorporated.(3)
10.2	Employment Agreement dated March 3, 2009 Michael A. Crosby
10.3	Employment Agreement dated March 3, 2009 Richard A. Smith
16.1	Letter from Hogan Taylor LLP dated April 10, 2009 (4)
16.2	Letter from Hogan Taylor LLP dated April 16, 2009 (5)
16.3	Letter from Hogan Taylor LLP Dated April 23, 2009 (6)
21.1	List of Subsidiaries of the Company
31.1	Certifications pursuant to Rule 13a-14(a)/ 15d-14(a) and Rule 13a-14(d)/ 15d-14(d)
32.1	Certification pursuant to Section 1350
32.2	Certification pursuant to Section 1350

(1) Incorporated by reference to the Company’s Registration Statements as filed with the SEC on February 14, 2008

(2) Incorporated by reference to the Company’s 8-K as filed with the SEC on March 9, 2009.

(3) Incorporated by reference to the Company’s 8-K as filed with the SEC on March 13, 2009.

(4) Incorporated by reference to the Company’s 8-K/A as filed with the SEC on April 10, 2009.

(5) Incorporated by reference to the Company’s 8-K/A as filed with the SEC on April 17, 2009.

(6) Incorporated by reference to the Company’s 8-K/A as filed with the SEC on April 28, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIA INTERNATIONAL HOLDINGS, INC.

/s/ Michael A. Crosby

May 15, 2009	Michael A, Crosby
Director and Chief Executive Officer(Principal Executive Officer,
Principal Accounting Officer and Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael A. Crosby	Director and Chief Executive Officer(Principal Executive Officer, Principal Accounting Officer and	May 15, 2009

Michael A. Crosby	Principal Financial Officer)

/s/ Richard A. Smith	Director and Chief Operating Officer	May 15, 2009

Richard A. Smith