Form 10-Q
period 2009-03-31
Aria International Holdings, Inc.
filed 2009-05-20
CIK 1427092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

  Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 333-142076

ARIA INTERNATIONAL HOLDINGS, INC.

(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)

(Exact Name of small business issuer as specified in its charter)

Nevada	26-1650042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4821 29TH Street, Arlington, VA 22207

(Address of principal executive offices) (Zip Code)

Issuer's telephone Number: (703) 232-1435

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “ large accelerated filer”, “accelerated filer” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 19, 2009, the issuer had 148,097,892 outstanding shares of Common Stock.

ARIA INTERNATIONAL HOLDINGS, INC.

 (FORMERLY TRICORD HURRICANE HOLDINGS, INC.)

FORM 10-Q for March 31, 2009

ARIA INTERNATIONAL HOLDINGS, INC.

 (FORMERLY TRICORD HURRICANE HOLDINGS, INC.)

 SEC FORM 10-Q FOR MARCH 31, 2009

Cautionary Statement Concerning Forward Looking Statements:

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

The registrant completed a reverse merger and recapitalization agreement in February 2009. The accounting aquirer and successor entity, Aria International, Incorporated, was formed in July 2008 (see Note 1 to the accompanying financial statements). Accordingly comparative statements of losses and cash flows for the three months ended March 31, 2008 are not presented.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

ARIA INTERNATIONAL HOLDINGS, INC.

 (FORMERLY TRICORD HURRICANE HOLDINGS, INC.)

 CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	March 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$83,526	$4,343
Prepaid expenses and other current assets	212,400	—
Total current assets	295,926	4,343

Property and equipment, at cost:
Furniture and equipment	8,044	—
Less: accumulated depreciation	2,307	—
Total property and equipment, net	5,737	—

Total assets	$301,663	$4,343

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$686,342	$235,238
Notes payable to related party	1,361,000	660,000
Other current liabilities	6,000	—
Total current liabilities	2,053,342	895,238

Award repayable	135,000	—
Convertible debenture, net of debt discount	3,612	—
Total long-term liabilities	138,612	—

COMMITMENTS AND CONTINGENCIES	—	—

DEFICIENCY IN STOCKHOLDERS’ EQUITY (restated for effect of reverse merger with Aria International Incorporated)

Preferred stock, par value $.0001 per share; 10,000,000 and 1,200,000 shares authorized at March 31, 2009 and December 31, 2008, respectively; none issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, par value $.0001 per share; 300,000,000 and 100,000,000 shares authorized at March 31, 2009 and December 31, 2008, respectively; 147,889,892 and 147,818,192 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	14,789	14,782
Subscription payable	27,000	—
Additional paid-in capital	—	173,914
Accumulated deficit	(1,821,080)	(908,591)
	(1,779,291)	(719,895)

Deferred compensation	(111,000)	(171,000)
Stockholders’ deficiency	(1,890,291)	(890,895)

Total liabilities and deficiency in stockholders’ equity	$301,663	$4,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.

 (FORMERLY TRICORD HURRICANE HOLDINGS, INC.)

 CONDENSED CONSOLIDATED STATEMENT OF LOSSES

 FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

Operating Expenses:
Selling, General and Administrative	$881,562
Depreciation	125
Total Operating Expense	872,805

Loss from Operations	(881,687)

Other Income (Expenses):
Interest Expense, net	(30,803)
Total Other Income (Expenses)	(30,803)

Provision for Income Tax	—

Net Loss	$(912,490)

Loss per common share (basic and assuming dilution)	$(0.01)

Weighted average common shares outstanding	147,853,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.

 (FORMERLY TRICORD HURRICANE HOLDINGS, INC.)

 CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY

 FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Unaudited)

	Common Shares	Common Share Amount	Additional Paid in Capital	Stock Subscription Payable	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2008 (restated for effect of reverse merger with Aria International Incorporated)	147,818,192	$14,782	$173,914	$—	$(171,000)	$(908,591)	$(890,896)
Issuance of common stock in exchange for accounts payable and services	71,700	7	5,729	—	—	—	5,736
Amortization of deferred compensation	—	—	—	—	46,667	—	46,667
Recapitalization pursuant to reverse merger	—	—	(179,642)	—	—	—	(179,642)
Stock subscription payable	—	—	—	27,000	—	—	27,000
Amortization of deferred compensation	—	—	—	—	13,333	—	13,333
Net loss	-	—	—	—	—	(912,490)	(912,490)
Balance at March 31, 2009	147,889,892	$14,789	$—	$27,000	$(111,000)	$(1,821,081)	$(1,890,291)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.

 (FORMERLY TRICORD HURRICANE HOLDINGS, INC.)

 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

 FOR THE THREE MONTHS ENDED MARCH 31, 2009

 (Unaudited)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(912,490)
Depreciation	125
Operating expenses of subsidiary contributed by shareholders	7,500
Recapitalization costs	27,864
Amortization of deferred compensation	13,333
Amortization of debt discount	333
Adjustments to reconcile net loss to cash used for operating activities:
Changes in assets and liabilities:
Prepaid expenses and other assets	(212,400)
Accounts payable and accrued expenses	414,000
NET CASH USED IN OPERATING ACTIVITIES	(661,735)

NET CASH USED IN INVESTING ACTIVITIES	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscription, net of costs and fees	27,000
Proceeds from subsidiary common stock subscription	98
Proceeds from related parties loans, net of repayments	705,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	732,098

NET INCREASE IN CASH AND EQUIVALENTS	70,363

Cash at the beginning of the period	4,343
Cash acquired in merger	8,820
Cash at the end of the period	$83,526

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$—
Income taxes paid	—
Subsidiary subscription receivable netted against related party loans	4,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.

(FORMERLY TRICORD HURRICANE HOLDINGS, INC.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2009

NOTE 1-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K.

Business and Basis of Presentation

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

On March 3, 2009, TriCord Hurricane Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aria Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (the “Aria Acquisition”) and Aria International Incorporated, a Delaware corporation (“Aria International”) formed in July 2008. Pursuant to the Merger Agreement, Aria Acquisition merged into Aria International, such that Aria International became a wholly owned subsidiary of TriCord Hurricane Holdings, Inc. (the “Merger”). On March 9, 2009, TriCord Hurricane Holdings, Inc. changed its name to Aria International Holdings, Inc. The primary new business and market focus will be on providing specialized surveillance and communications solutions to a broad range of customers. The corporate offices of the new organization are in Arlington, Virginia.

Merger and Recapitalization:

The acquisition of Aria International Incorporated by the Company (formerly TriCord Hurricane Holdings, Inc.) (TriCord) effected a change in control of the Company and is accounted for as a “reverse merger” whereby Aria International Incorporated (Aria) is the accounting acquirer for financial statement purposes.  Accordingly, for all periods subsequent to the “reverse merger” transaction, the financial statements of the Company will reflect the historical financial statements of Aria International Incorporated from its inception (July 2008) and the operations of Aria International Holdings, Inc. (formerly TriCord Hurricane Holdings, Inc.) subsequent to the March 3, 2009 transaction date. A reverse-merger transaction is considered, and accounted for as a capital transaction in substance; it is equivalent to the issuance of Aria securities for TriCord’s net monetary assets, which are deminimus, accompanied by a recapitalization; TriCord’s liabilities exceeded its assets on the day of the transaction and additional paid capital was adjusted. Accordingly, the Company did not recognize any goodwill or other intangible assets in connection with this reverse merger transaction. Aria is the surviving entity.

Following the Merger, the Company intends to focus on the development of business of Aria International Incorporated, the provision of specialized surveillance and communications solutions. The Company no longer intends to actively pursue the TriCord Hurricane Products business and will likely divest the TriCord Hurricane Products business once an acquirer is identified and terms acceptable to the Company are agreed upon.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Aria International Incorporated, Aria Acquisition, Inc., and TriCord Hurricane Products, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Aria International prior to the Merger. Since Aria was formed in July 2008, comparative statements of losses and cash flows for the three months ended March 31, 2008 are not presented. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse merger as if the transaction had taken place as of the beginning of the earliest period presented.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements Effective January 1, 2009

SFAS No.161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 effective January 1, 2009 and the adoption had no material impact on the company’s consolidated financial statements and disclosures.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. The Company adopted SFAS No. 160 effective January 1, 2009 and the adoption had no material impact on the company’s consolidated financial statements and disclosures.

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. The Company adopted EITF No. 07-1 effective January 1, 2009 and the adoption had no material effect on the Company’s financial position or results of operations.

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. The Company adopted EITF No. 07-5 effective January 1, 2009 and the adoption had no material effect on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

·

FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

·

FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

·

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the quarter ended March 31, 2009, the Company incurred net losses of $912,490. The Company’s current liabilities exceeded its current assets by $1,757,416 as of March 31, 2009.  In addition, the Company generated negative cash flow from operations in the amount of $661,755 during the quarter ended March 31, 2009.  These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop revenues and profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued growth, distribution and sale of its products and services, and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional debt or equity financing through discussions with investment bankers and private investors.  Management expects to continue this practice and believes that the merger with Aria International Incorporated further increases the potential for private placement of its convertible securities and/or equity. Outside investment banking services have been arranged to assist and support the future financing requirements of the Company. However, there can be no assurance the Company will be successful in its effort to secure additional financing.

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits for the next twelve months. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to them, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

NOTE 3 - AWARD REPAYABLE

In July 2007, TriCord Hurricane Holdings, Inc. entered into an award agreement under the Oklahoma Center for the Advancement of Science and Technology (OCAST) Technology Business Finance Program funded by the Oklahoma legislature. By the terms of the agreement, TriCord Hurricane Holdings, Inc. was advanced $100,000 of matching funds for sales and marketing activities and short-term working capital requirements.

The award is to be repaid based on TriCord Hurricane Holdings, Inc. reaching certain milestones, but in no case later than five years from the date of the award, July 2007.  In addition, repayment may be made anytime by TriCord Hurricane Holdings, Inc. prior to the full repayment date in July 2012 in the amount of the award receipt plus one-fifth (1/5) of the award for each of the year the award is outstanding, as illustrated in the following schedule:

First year from award receipt:	$ 100,000 + 20,000 =	$ 120,000
Second year from award receipt:	$ 100,000 + 40,000 =	$ 140,000
Third year from award receipt:	$ 100,000 + 60,000 =	$ 160,000
Fourth year from award receipt:	$ 100,000 + 80,000 =	$ 180,000
Fifth year from award receipt:	$ 100,000 + 100,000 =	$ 200,000

TriCord Hurricane Holdings, Inc. has not pledged any assets as security under the agreement. TriCord Hurricane Holdings, Inc accounted for the amount to be repaid in addition to the original award receipt as accrued interest. Subsequent to the reverse merger, the original award of $100,000 was accounted for as long-term liabilities on a consolidated basis and accrued interest in connection with this award was $35,000 as of March 31, 2009.

NOTE 4 - ADVANCES FROM RELATED PARTIES

Notes payable as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
Note payable to Company significant shareholder in monthly installments of interest only at 12% per annum; maturity date is on December 31, 2009. Original maximum borrowing capacity was up to $1,000,000. During the quarter ended March 31, 2009, the Company obtained a verbal agreement to increase the borrowing exceeded the original capacity. The Company granted the note holder a security interest in all accounts, chattel paper, documents, equipment, fixtures, general intangibles, instrument, and inventories, whether now owned by the Company or hereafter acquired, and all proceeds thereof, of the Company
	$1,361,000	$660,000
Less: current portion	(1,361,000)	(660,000)
Long-term portion	$—	$—

NOTE 5 - SUBORDINATED CONVERTIBLE DEBENTURES

In June 2008, TriCord Hurricane Holdings, Inc. issued an aggregate of $9,000 of convertible subordinated debentures.  The debentures bear interest at 10% per annum and mature two years after issuance. The debentures are convertible at the note holder’s option to common stock at $0.0525 per share and are subordinated to the Award Repayable to the Oklahoma Center for the Advancement of Science and Technology.  Additionally, the debenture holders received warrants to purchase the Company’s common stock at three times the number of common shares into which the debenture is convertible at an exercise price of $0.0525.  The warrants expire five years from date of issuance.

Subsequent to the reverse merger, the subordinated convertible debentures were accounted for as long-term liabilities on a consolidated basis and a summary of convertible promissory notes payable at March 31, 2009 is as follows:

Convertible notes payable, interest rate at 10% per annum, unsecured and mature two years after issuance (in June 2010). The debentures are convertible at the note holder’s option to common stock at $0.0525 per share and are subordinated to the Award Repayable (Note 3).	$9,000

Debt Discount — beneficial conversion feature, net of accumulated amortization of $763	(1,130)

Debt Discount — value attributable to warrants attached to notes, net of accumulated amortization of $2,849

Total	(4,258)

Less: current portion	—

Long-term portion	$3,612

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), TriCord Hurricane Holdings, Inc. recognized an imbedded beneficial conversion feature present in the convertible debenture. TriCord Hurricane Holdings, Inc. allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. TriCord Hurricane Holdings, Inc. recognized and measured an aggregate of $1,893 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible debenture at the time the debentures were issued. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period (two years) as interest expense.

In connection with the placement of the convertible debenture, TriCord Hurricane Holdings, Inc. issued warrants granting the holders the right to acquire 514,286 shares of the Company's common stock at $0.0525 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"), TriCord Hurricane Holdings, Inc. recognized the value attributable to the warrants in the amount of $7,107 to additional paid in capital and a discount against the convertible debenture at the time the debentures were issued. TriCord Hurricane Holdings, Inc. valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of .875%, a dividend yield of 0%, and volatility of 160%. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture's maturity period (two years) as interest expense.

Subsequent to the reverse merger, the subordinated convertible debentures were accounted for as long-term liabilities on a consolidated basis and the Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants, and recorded non-cash interest expense in the amount of $333 during the quarter ended March 31, 2009.

NOTE 6 – CAPITAL STOCK

Recapitalization pursuant to merger

The merger between the Company and Aria International Incorporated was consummated on March 3, 2009, by exchanging 88,815,000 shares of the Company’s common stock for 100% of the outstanding common stock of Aria International Incorporated. As a result of the exchange, the stockholders of Aria International Incorporated became the controlling stockholders of the Company. The acquisition has been accounted for as a capital transaction as a result of the reverse merger. Under this method, Aria International Incorporated (the accounting acquirer) is considered to have acquired the Company (the accounting acquiree) on the date of the transaction and continued as the reporting entity thereafter.  The net assets of the Company were recorded at carrying value with no recognition of goodwill.

Preferred Stock

In January 2009, the company increased its authorized preferred stock from 1,200,000 shares to 10,000,000 shares, with a par value of $0.0001 per share. At March 31, 2009 and December 31, 2008, there were no preferred shares issued and outstanding.

Common Stock

In January 2009, the company increased its authorized common stock from 100,000,000 shares to 300,000,000 shares, with a par value of $0.0001 per share. At March 31, 2009 and December 31, 2008, the Company had 147,889,892 and 59,003,192 shares of common stock issued and outstanding.

Prior to the merger, the Company issued an aggregate of 71,700 shares of common stock to a consultant in exchange for $4,800 of accrued services fees and $936 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

In prior year, the Company issued common stock to consultants in exchange for services to be rendered in fiscal 2009. The value of the common shares issued was approximately $171,000 and was accounted for as deferred compensation. During the quarter ended March 31, 2009, the Company had amortized $46,667 of the deferred compensation prior to the merger and additional $13,333 was amortized post merger. The deferred compensation is amortized over the period that the services will be provided.

Subsequent to the merger, the Company received $27,000 for 108,000 shares of common stock subscribed. The shares have not been issued as of March 31, 2009, and the Company had accounted for the proceeds received as stock subscription payable.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Stock Options

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	—	—
Granted	19,500	0.05
Exercised	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2007	19,500	$0.05
Granted	17,500	0.20
Exercised	(19,500)	0.05
Cancelled or expired	(7,500)	0.20
Outstanding at December 31, 2008	10,000	$0.20
Granted	—	—
Exercised	—	—
Cancelled or expired	(10,000)	0.20
Outstanding at March 31, 2009	—	$—

There was no stock based compensation charged to operations during the three months ended March 31, 2009. All previously granted stock options have been exercised or expired as of March 31, 2009.

Warrants

In connection with the placement of the convertible debenture (Note 5), the Company issued warrants granting the holders the right to acquire 514,286 shares of the Company's common stock. The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company’s common stock issued to note holders.

	Warrants Outstanding			Warrants Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.0525	514,286	4.19	$0.0525	514,286	$0.0525

Transactions involving warrants issued to note holders are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	—	—
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2007	—	$—
Granted	514,286	0.0525
Exercised	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2008	514,286	$0.0525
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at March 31, 2009	514,286	$0.0525

The warrants granted in June 2008 was accounted for as debt discount in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"). The Company had no warrants granted during the three months ended March 31, 2009.

NOTE 8 - FAIR VALUE MEASUREMENT

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

The Company’s long-term debt is the only item that is subject to SFAS 157 as of March 31, 2009 as follows:

Notes payable to related party (level 1)	$ 1,361,000
Convertible note (level 3)	$ 9,000
Award repayable (level 1)	130,000

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Securities Act Violations

On April 3, 2009, the Company terminated Hogan Taylor LLP f/k/a Hogan & Slovacek, A Professional Corporation, CPA’s (“Hogan”) as the Company’s independent registered public accounting firm effective immediately.  The Company terminated Hogan after it was informed by Hogan that Hogan was not independent with respect to the Company’s financial statements issued during the period January 3, 2006 (date of inception) through September 30, 2008 included in an initial registration statement.

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

Employment Agreement

On March 3, 2009 the Company entered into executive employment agreements with two of its senior officers, Michael A. Crosby, CEO and Richard A. Smith, COO. The agreements provide for base salaries as well as milestone equity incentives. The term of the agreement was 2 years, with automatically renewal of one additional year unless terminated by either parties with written notices.

NOTE 10 - RELATED PARTY TRANSACTIONS

As described in Note 5, one of the significant shareholders of the Company advanced funds to the Company for working capital purposes. Amount due to the shareholder was $1,361,000 and $660,000 as of March 31, 2009 and December 31, 2008, respectively. Accrued interest during the quarter ended March 31, 2009 in connection with this loan was $32,375.

The Company has service agreements with certain consultants, certain of whom are also Company’s significant shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS OF MARCH 31, 2009.

The following discussion of the financial condition and results of operations of Aria International Holdings, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Forward-Looking Statements

Certain statements contained in this Form 10-Q concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are "forward-looking statements" within the meaning of the federal securities laws.  Although the Company believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct.  These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.   Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Company on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Company to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement.  Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligations to update the information contained in such statement to reflect subsequent developments or information.

Overview and Organizational History

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

The acquisition of Aria International Incorporated by the Company effected a change in control of the Company and is accounted for as a “reverse merger” whereby Aria International Incorporated is the accounting acquirer for financial statement purposes.  Accordingly, for all periods subsequent to the “reverse merger” transaction, the financial statements of the Company will reflect the historical financial statements of Aria International Incorporated from its inception and the operations of Aria International Holdings, Inc. (formerly TriCord Hurricane Holdings, Inc.) subsequent to the March 3, 2009 transaction date.

Following the Merger, the Company intends to focus on the development of business of Aria International Incorporated, the provision of specialized surveillance and communications solutions. The Company no longer intends to actively pursue the TriCord Hurricane Products business and will likely divest the TriCord Hurricane Products business once an acquirer is identified and terms acceptable to the Company are agreed upon.

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

Liquidity and Capital Resources

As of March 31, 2009, we had working capital deficit of $1,757,416.  For the three-month period ended March 31, 2009, we used cash flow in operating activities of $661,735 consisting primarily of the net loss of $912,490 for the quarter, net with $125 of depreciation, $333 of amortization of debt discount, $27,864 of recapitalization costs, $7,500 of operating expenses contributed by subsidiary shareholders, $13,333 of amortization of deferred compensation charged to operations post merger, and the changes in the balances of assets and liabilities. Assets increased $212,400, net with an increase in liabilities of $414,000.

There were no cash used in investing activities for the three months ended March 31, 2009.

We met our cash requirements during the three months ended March 31, 2009 through $27,098 of proceeds from sale of the Company’s and subsidiary common stock and $705,000 of proceeds from related party loans.

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

Our registered independent certified public accountants have stated in their report that we have incurred significant operating losses and that we are dependent upon management’s ability to develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern. As a result this may impede our ability to raise additional capital.

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

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. Our Consolidated Financial Statements for twelve months ended January 3, 2009 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). There were no stock based awards issued and outstanding at March 31, 2009.

Computation of Net Income (Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period. During the three months ended March 31, 2009 common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

·

FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

·

FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

·

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The Company is evaluating the impact that these standards will have on its consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Results of Operations

Aria International (the accounting aquirer) was formed in July 2008 and accordingly, discussion of comparative periods of operations are not presented.

Revenues

Subsequent to the reverse merger, Aria International Incorporated is the reporting entity. Aria International Incorporated was incorporated in July 2008 and had generated no revenues during the three months ended March 31, 2009.

Prior to the merger, we were engaged in the direct marketing and distribution of the Storm Proof Roof that will help mitigate damage to personal property caused by hurricane force winds. Subsequent to the merger, our business is focused on providing specialized surveillance and communications solutions to our customers whereby we generate revenues. We plan to focus these efforts to expand our revenues from contracts with existing customers and to add new customers. In addition, the company intends to expand its international relationships to increase revenues. An integral part of this business strategy is to develop joint venture relationships with partners in each of the regions where we can market and implement our services. We intend to offer surveillance equipment and services needed to meet necessary field surveillance and communications requirements by purchasing or leasing that equipment from third parties and then providing contract services directly to the operations units. We plan to add value to all products delivered to our customers and generate additional revenues. Also, we intends to offer products and services bundled as “Lease of Services” model.

We may also directly purchase certain equipment to address business opportunities and increase its business development and marketing outreach.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 were $881,687, consisting primarily of $391,607 in personnel costs, $321,116 in professional fees, $159,274 for promotional travel and entertainment.

Other Expenses

Interest expense was $30,803 in the three months ended March 31, 2009. This includes mainly the accrued interest for OCAST award and notes payable to related parties and subordinated convertible debenture holders.

Inflation

In the opinion of management, inflation will not have an impact on our financial condition and results of its operations.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not own or trade any financial instruments about which disclosure of quantitative and qualitative market risks are required to be disclosed.

ITEM  4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2009.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Principal Executive Officer and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting.

During the most recent quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

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

ITEM  1A.  RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 7 (Management's Discussion and Analysis of Financial Condition) of our Annual Report on Form 10-K for the year ended December 31, 2008 (the "Annual Report"), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Annual Report.

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Prior to the merger, the Company issued an aggregate of 71,700 shares of common stock to a consultant in exchange for $4,800 of accrued services fees and $936 of services rendered.

The merger between the Company and Aria International Incorporated was consummated on March 3, 2009, by exchanging 88,815,000 shares of the Company’s common stock for 100% of the outstanding common stock of Aria International Incorporated.

Subsequent to the merger, the Company received $27,000 for 108,000 shares of common stock subscribed.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933,

ITEM  3.  DEFAULTS UPON SENIOR SECURITIES.

None

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM  5.  OTHER INFORMATION.

None

ITEM  6.  EXHIBITS.

Exhibit Number	Description of Exhibits
31.1	Certifications of Principal Executive Officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIA INTERNATIONAL HOLDINGS, INC.

/s/ Michael A. Crosby
May 20, 2009	Michael A. Crosby
Principal Executive Officer,