Form 10-Q
period 2009-06-30
Aria International Holdings, Inc.
filed 2009-08-14
CIK 1427092

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Issuer's telephone Number: (703) 835-9693

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “  large accelerated filer ”, “ accelerated filer ” and “ smaller reporting company  ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of August 10, 2009, the issuer had 148,829,360 outstanding shares of Common Stock.

ARIA INTERNATIONAL HOLDINGS, INC.

FORM 10-Q for June 30, 2009

ARIA INTERNATIONAL HOLDINGS, INC.

 SEC FORM 10-Q FOR JUNE 30, 2009

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

The registrant completed a reverse merger and recapitalization agreement in March 2009. The accounting acquirer and successor entity, Aria International Incorporated, was formed in July 2008 (see Note 1 to the accompanying financial statements). Accordingly comparative statements of losses and cash flows for the three and six months ended June 30, 2008 are not presented.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

ARIA INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
ASSETS	June 30, 2009	December 31, 2008
CURRENT ASSETS:
Cash	$ 598,796	$ 4,343
Capitalized contract costs (Note 1)	9,495,475	-
Total current assets	10,094,271	4,343

Property and equipment, at cost:
Furniture and equipment	8,044	-
Less: accumulated depreciation	2,679	-
Total property and equipment, net	5,365	-

Other assets (Note 1)	485,000	-

Total assets	$ 10,584,636	$ 4,343

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$ 5,807,358	$ 235,238
Deferred revenue (Note 1)	6,790,000	-
Notes payable to related party (Note 4)	1,868,900	660,000
Other current liabilities	6,000	-
Total current liabilities	14,472,258	895,238

Award repayable (Note 3)	140,000	-
Total long-term liabilities	140,000	-

COMMITMENTS AND CONTINGENCIES	-	-

DEFICIENCY IN STOCKHOLDERS' EQUITY (restated for effect of reverse merger with Aria International Incorporated)

Preferred stock, par value $.0001 per share; 10,000,000 and 1,200,000 shares authorized at June 30, 2009 and December 31, 2008, respectively; none issued and outstanding at June 30, 2009 and December 31, 2008 (Note 6)	-	-
Common stock, par value $.0001 per share; 300,000,000 and 100,000,000 shares authorized at June 30, 2009 and December 31, 2008, respectively; 148,829,360 and 59,003,192 shares issued and outstanding at June30, 2009 and December 31, 2008, respectively (Note 6)	14,883	5,901
Subscription payable (Note 6)	58,000	-
Additional paid-in capital	112,620	182,795
Accumulated deficit	(4,147,125)	(908,591)
	(3,961,622)	(719,895)
Deferred compensation (Note 6)	(66,000)	(171,000)
Stockholders' deficiency	(4,027,622)	(890,895)

Total liabilities and deficiency in stockholders' equity	$ 10,584,636	$ 4,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSSES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009

(Unaudited)

	For the three months ended June 30, 2009	For the six months ended June 30, 2009
Operating Expenses:
Selling, General and Administrative	$ 2,077,533	$ 2,959,095
Depreciation	372	497
Total Operating Expense	2,077,905	2,959,592

Loss from Operations	(2,077,905)	(2,959,592)

Other Income (Expenses):
Loss on settlement of debt (Note 5 and 6)	(28,714)	(28,714)
Interest Expense, net	(219,425)	(250,228)
Total Other Income (Expenses)	(248,139)	(278,942)

Provision for Income Tax	-	-

Net Loss	$ (2,326,044)	$ (3,238,534)

Loss per common share (basic and assuming dilution)
	$ (0.02)	$ (0.03)
Weighted average common shares outstanding	148,480,173	117,745,623

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Unaudited)

	Common Shares	Common Share Amount	Additional Paid in Capital	Stock Subscription Payable	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2008 (restated for effect of reverse merger with Aria International Incorporated)	59,003,192	$ 5,901	$ 182,795	$ -	$ (171,000)	$ (908,591)	$ (890,895)
Issuance of common stock in exchange for accounts payable and services	71,700	7	5,729	-	-	-	5,736
Amortization of deferred compensation	-	-	-	-	46,667	-	46,667
Recapitalization pursuant to reverse merger	88,815,000	8,882	(188,524)	-	-	-	(179,642)
Issuance of common stock in connection with short-term loan	750,000	75	59,925	-	-	-	60,000
Common stock contributed by shareholders in connection with settlement of debt (Note 5)	(281,961)	(28)	28	-	-	-	-
Issuance of common stock in exchange for settlement of debt (Note 5)	471,429	47	37,667	-	-	-	37,714
Stock subscription payable	-	-	-	58,000	-	-	58,000
Operating expenses contributed by officers (Note 10)	-	-	15,000	-	-	-	15,000
Amortization of deferred compensation	-	-	-	-	58,333	-	58,333
Net loss	-	-	-	-	-	(3,238,534)	(3,238,534)
Balance at June 30, 2009	148,829,360	$ 14,883	$ 112,620	$ 58,000	$ (66,000)	$ (4,147,125)	$(4,027,622)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Unaudited)

INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,238,534)
Depreciation	497
Operating expenses contributed by shareholders	15,000
Recapitalization costs	27,864
Loss on settlement of debt	28,714
Amortization of deferred compensation	58,333
Amortization and write-off of debt discount	5,719
Common stock issued in exchange for interest expenses	60,000
Adjustments to reconcile net loss to cash used for operating activities:
Changes in assets and liabilities:
Capitalized costs and refundable deposits	(9,980,475)
Accounts payable and accrued expenses	5,547,517
Deferred revenue	6,790,000
NET CASH USED IN OPERATING ACTIVITIES	(685,365)

NET CASH USED IN INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and subscription, net of costs and fees	58,000
Proceeds from subsidiary common stock subscription	98
Proceeds from related party and third party loans, net of repayments	1,212,900
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,270,998

NET INCREASE IN CASH AND EQUIVALENTS	585,633

Cash at the beginning of the period	4,343
Cash acquired in merger	8,820
Cash at the end of the period	$ 598,796

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -
Income taxes paid	-
Subsidiary subscription receivable netted against related party loans	4,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six-month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K.

The consolidated financial statements as December 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

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

ARIA INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 1-SUMMARY OF ACCOUNTING POLICIES (Continued)

The accompanying financial statements present the historical financial condition, results of operations and cash flows of Aria International prior to the Merger. Since Aria was formed in July 2008, comparative statements of losses and cash flows for the three and six months ended June 30, 2008 are not presented. All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse merger as if the transaction had taken place as of the beginning of the earliest period presented.

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

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

ARIA INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 1-SUMMARY OF ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

In April 2009, the Company entered into a sales contract with the Royal Thai Army, pursuant to which the Company sells surveillance and communications equipment to the Royal Thai Army. The total contract amount was $9,700,000, which includes delivery and installation of the equipment, as well as providing training to the buyer. The Company recognizes revenues from the equipment portion upon shipment and installation, and the service portion upon completion of the training programs.  Revenues from this type of multiple deliverable arrangements are accounted for in accordance with EITF 00-21 separate units of accounting based on the relative fair value of the delivered units. As of June 30, 2009, the Company had received payments from the Royal Thai Army in the amount of $6,790,000 and the payments received were accounted for as deferred revenues. In connection with this contract, the Company also had incurred costs and expenses in an aggregate amount of $9,495,475. These costs and expenses were capitalized as of June 30, 2009, and will be charged to costs of sales upon the delivery of the equipment and services. The Company was also required to lodge with the buyer cash in the amount of $485,000 to guaranty the performance of this contract and warrant against the defects and malfunctions of the equipment.  The buyer shall return the cash to the Company after a period of 365 days from the acceptance of the equipment. The Company had accounted for the refundable amount of $485, 000 as a non-current asset as of June 30, 2009.

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

ARIA INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 1-SUMMARY OF ACCOUNTING POLICIES (Continued)

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

·

FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments , (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

·

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments , (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our financial position or results of operations.

SFAS No. 165

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. We adopted SFAS No. 165 for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events. SFAS 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events. We have evaluated subsequent events through August 14, 2009 as disclosed in Note 11.

SFAS No. 166

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 166 on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 167 on its consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 1-SUMMARY OF ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Standards (Continued)

SFAS No. 168

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements for the six-month period ended June 30, 2009, the Company incurred net losses of $3,238,534. The Company’s current liabilities exceeded its current assets by $4,377,987 as of June 30, 2009. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company is actively pursuing additional debt or equity financing through discussions with investment bankers and private investors. Management expects to continue this practice and believes that the merger with Aria International Incorporated further increases the potential for private placement of its convertible securities and/or equity. Outside investment banking services have been arranged to assist and support the future financing requirements of the Company. However, there can be no assurance the Company will be successful in its effort to secure additional financing.

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

ARIA INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 3 - AWARD REPAYABLE (Continued)

First year from award receipt:	$ 100,000 + 20,000 =	$ 120,000
Second year from award receipt:	$ 100,000 + 40,000 =	$ 140,000
Third year from award receipt:	$ 100,000 + 60,000 =	$ 160,000
Fourth year from award receipt:	$ 100,000 + 80,000 =	$ 180,000
Fifth year from award receipt:	$ 100,000 + 100,000 =	$ 200,000

TriCord Hurricane Holdings, Inc. has not pledged any assets as security under the agreement. TriCord Hurricane Holdings, Inc. accounted for the amount to be repaid in addition to the original award receipt as accrued interest. Subsequent to the reverse merger, the original award of $100,000 was accounted for as long-term liabilities on a consolidated basis and accrued interest in connection with this award was $40,000 as of June 30, 2009.

NOTE 4 - ADVANCES FROM RELATED AND THIRD PARTIES

Notes payable to related parties as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008

Note payable to Company significant shareholder in monthly installments of interest only at 12% per annum; maturity date is on December 31, 2009. Maximum borrowing capacity is up to $1,000,000. The Company granted the noteholder a security interest in all accounts, chattel paper, documents, equipment, fixtures, general intangibles, instrument, and inventories, whether now owned by the Company or hereafter acquired, and all proceeds thereof, of the Company

	$ 1,580,000	$ 660,000
Note payable to the Company’s Chief Executive Officer in monthly installments of interest only at 12% per annum; maturity date is on December 31, 2009. Original maximum borrowing capacity is $500,000 on a note executed on April 1, 2009. The Company granted the note holder a security interest in all accounts, chattel paper, documents, equipment, fixtures, general intangibles, instrument, and inventories, whether now owned by the Company or hereafter acquired, and all proceeds thereof, of the Company	288,900	-
Total	1,868,900	660,000
Less: current portion	(1,361,000)	(660,000)
Long-term portion	$ -	$ -

On April 30, 2009, the Company also entered into a short-term loan agreement with a third party. The loan amount was $2,000,000, and the Company granted the lender a security interest equals to the first $2 million in contract proceeds from the Royal Thai Army (Note 1), The loan matures no later than 60 days from execution, and the Company was required to pay the lender a fee of $100,000 and issuance of 750,000 shares of its common stock. The loan was repaid in full as of June 30, 2009, and the Company had accounted for the $100,000 of fees and the fair value of the 750,000 shares of common stock issued (Note 6), or $60,000, as interest expenses during the three and six months ended June 30, 2009.

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

ARIA INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 5 - SUBORDINATED CONVERTIBLE DEBENTURES (Continued)

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

Subsequent to the reverse merger, the subordinated convertible debentures were accounted for as long-term liabilities on a consolidated basis. In May 2009, the Company entered into a Stock Adjustment Agreement with the noteholders, pursuant to which the Company agreed to issue an aggregate of 471,429 shares of its common stock to the noteholders in exchange for settlement of the $9,000 of convertible notes and 514,286 outstanding warrants. Upon the execution of the Stock Adjustment Agreement, the Company issued an aggregate of 471,429 shares of its common stock to the noteholders, of which 281,961 shares were contributed by three significant shareholders of the Company, and the remaining 189,468 shares of common stock were new issuances (Note 6).

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants over the term of the debentures. Upon the settlement of debentures and warrants in May 2009, all unamortized debt discount was charged to interest expense for the period ended June 30, 2009. The Company recorded non-cash interest expense in the amount of $5,386 and $5,719 during the three and six months ended June 30, 2009 in connection with its convertible debentures.

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

Preferred Stock

In January 2009, the company increased its authorized preferred stock from 1,200,000 shares to 10,000,000 shares, with a par value of $0.0001 per share. At June 30, 2009 and December 31, 2008, there were no preferred shares issued and outstanding.

Common Stock

In January 2009, the company increased its authorized common stock from 100,000,000 shares to 300,000,000 shares, with a par value of $0.0001 per share. At June 30, 2009 and December 31, 2008, the Company had 148,829,360 and 59,003,192 shares of common stock issued and outstanding.

Prior to the merger, the Company issued an aggregate of 71,700 shares of common stock to a consultant in exchange for $4,800 of accrued services fees and $936 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

ARIA INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

NOTE 6 – CAPITAL STOCK (Continued)

Common Stock (Continued)

Upon the merger between the Company and Aria International Incorporated on March 3, 2009, the Company issued an aggregate of 88,815,000 shares of the Company’s common stock in exchange for 100% of the outstanding common stock of Aria International Incorporated.

In prior year, the Company issued common stock to consultants in exchange for services to be rendered in fiscal 2009. The value of the common shares issued was approximately $171,000 and was accounted for as deferred compensation. The Company had amortized $46,667 of the deferred compensation prior to the reverse merger and additional $58,333 was amortized post merger. The deferred compensation is amortized over the period that the services will be provided.

During the second quarter of 2009, the Company issued an aggregate of 750,000 shares of its common stock in connection with a short-term loan agreement with a third party (Note 4). The Company had accounted for the fair value of the 750,000 shares of common stock issued, or $60,000, as interest expenses during the three and six months ended June 30, 2009. In addition, upon the execution of a Stock Adjustment Agreement the Company entered into with its convertible debenture holders in May 2009 (Note 5), the Company agreed to issue an aggregate of 471,429 shares of its common stock to the noteholders, of which 281,961 shares were contributed by three significant shareholders of the Company, and the remaining 189,468 shares of common stock were new issuances. The fair value of the 471,429 shares of common stock was $37,714 at that time of issuance, the Company accounted for the conversion of $9,000 debenture and the remaining $28,714 was charged to operations as loss on settlement of debt during the period ended June 30, 2009.

Subsequent to the merger, the Company received an aggregate of $58,000 for approximately 232,000 shares of common stock subscribed. The shares have not been issued as of June 30, 2009, and the Company had accounted for the proceeds received as stock subscription payable.

NOTE 7 - STOCK OPTIONS AND WARRANTS

Stock Options

Transactions involving stock options issued to employees and consultants are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	-	-
Granted	19,500	0.05
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2007	19,500	$ 0.05
Granted	17,500	0.20
Exercised	(19,500)	0.05
Cancelled or expired	(7,500)	0.20
Outstanding at December 31, 2008	10,000	$ 0.20
Granted	-	-
Exercised	-	-
Cancelled or expired	(10,000)	0.20
Outstanding at June 30, 2009	-	$ -

There was no stock based compensation charged to operations during the three and six months ended June 30, 2009. All previously granted stock options have been exercised or expired as of June 30, 2009.

Warrants

In connection with the placement of the convertible debenture (Note 5), the Company issued warrants granting the holders the right to acquire 514,286 shares of the Company's common stock. In May 2009, the Company entered into a Stock Adjustment Agreement with the noteholders, pursuant to which the Company agreed to issue an aggregate of 471,429 shares of its common stock to the noteholders in exchange for settlement of the $9,000 of convertible notes and 514,286 outstanding warrants (Note 5). Upon the execution of the Stock Adjustment Agreement, all outstanding warrants of the Company were terminated.

ARIA INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

 NOTE 7 - STOCK OPTIONS AND WARRANTS (Continued)

Warrants (Continued)

Transactions involving warrants issued to note holders are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	-	-
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2007	-	$ -
Granted	514,286	0.0525
Exercised	-	-
Cancelled or expired	-	-
Outstanding at December 31, 2008	514,286	$ 0.0525
Granted	-	-
Exercised	-	-
Cancelled or expired	(514,286)	0.0525
Outstanding at June 30, 2009	-	$ -

The warrants granted in June 2008 was accounted for as debt discount in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF - 0027"). The Company had no warrants granted during the six months ended June 30, 2009.

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

The Company’s long-term debt is the only item that is subject to SFAS 157 as of June 30, 2009 as follows:

Notes payable to related parties (level 1)	$ 1,868,900
Award repayable (level 1)	140,000

ARIA INTERNATIONAL HOLDINGS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

Employment Agreement

On March 3, 2009 the Company entered into executive employment agreements with two of its senior officers, Michael A. Crosby, CEO and Richard A. Smith, COO. The agreements provide for base salaries as well as milestone equity incentives. The term of the agreement is 2 years, with automatic renewal of one additional year unless terminated by either parties with written notices.

NOTE 10 - RELATED PARTY TRANSACTIONS

As described in Note 4, significant shareholders of the Company have advanced funds to the Company for working capital purposes. Amount due to the shareholder was $1,868,900 and $660,000 as of June 30, 2009 and December 31, 2008, respectively. Accrued interest during the six months ended June 30, 2009 in connection with these loans was $81,301.

As described in Note 5, in May 2009 the Company entered into a Stock Adjustment Agreement with its convertible debentures holders, pursuant to which the Company agreed to issue an aggregate of 471,429 shares of its common stock to the noteholders in exchange for settlement of the $9,000 of convertible notes and 514,286 outstanding warrants. Upon the execution of the Stock Adjustment Agreement, the Company issued an aggregate of 471,429 shares of its common stock to the noteholders, of which 281,961 shares were contributed by three significant shareholders of the Company, and the remaining 189,468 shares of common stock were new issuances (Note 6).

The Company leases from its officer and significant shareholder a 50-foot Mikelson “Persistence” slipped at Marina Village B-23, for purposes of providing support for personnel, office and meeting space, as well as sleeping quarters for employees. The monthly rent is $2,500, effective December 1. 2008 through December 31, 2009. Rental expense charged to operations in connection with this lease was $7,500 and $15,000, respectively, for the three and six months ended June 30, 2009.

The Company also uses office space in the residence of the Company’s officer and significant shareholder on a month-to-month basis in Arlington, Virginia. In accordance with Staff Accounting Bulletin Topic 5-T, the company accounted for the occupancy expenses as a current expenses and a corresponding capital contribution. Rental expenses charged to operations in connection with this arrangement was $7,500 and $15,000, respectively, for the three and six months ended June 30, 2009, with a corresponding capital contribution of $15,000 as of June 30, 2009.

The Company has service agreements with certain consultants, certain of whom are also Company’s significant shareholders.

NOTE 11 – SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through August 14, 2009 and no significant subsequent events were identified.

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

Liquidity and Capital Resources

As of June 30, 2009, we had working capital deficit of $4,377,987. For the six-month period ended June 30, 2009, we used cash flow in operating activities of $685,365, consisting primarily of the net loss of $3,238,534, net with $497 of depreciation, $5,719 of amortization and write-off of debt discount, $27,864 of recapitalization costs, $15,000 of operating expenses contributed by subsidiary shareholders, $58,333 of amortization of deferred compensation charged to operations post merger, $28,714 of loss on settlement debt, $60,000 of common stock issued for interest expenses, and the changes in the balances of assets and liabilities. Assets increased $9,980,475, net with an increase in liabilities of $12,337,517.

There were no cash used in investing activities for the six months ended June 30, 2009.

We met our cash requirements during the six months ended June 30, 2009 through $58,098 of proceeds from subscription of the Company’s common stock and $1,212,900 of proceeds (net of repayments) from related and third party loans.

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

Revenue recognition

For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB104”), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

In April 2009, the Company entered into a sales contract with the Royal Thai Army, pursuant to which the Company sells surveillance and communications equipment to the Royal Thai Army. The total contract amount was $9,700,000, which includes delivery and installation of the equipment, as well as providing training to the buyer. The Company recognizes revenues from the equipment portion upon shipment and installation, and the service portion upon completion of the training programs. Revenues from this type of multiple deliverable arrangements are accounted for in accordance with EITF 00-21 separate units of accounting based on the relative fair value of the delivered units.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). There were no stock based awards issued and outstanding at June 30, 2009.

Computation of Net Income (Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period. During the three and six months ended June 30, 2009 common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

·

FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments , (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

·

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments , (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting , to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our financial position or results of operations.

SFAS No. 165

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. We adopted SFAS No. 165 for the Quarterly Report for the period ending June 30, 2009. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events. We have evaluated subsequent events through August 14, 2009.

SFAS No. 166

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 166 on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 167 on its consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

Results of Operations

Aria International (the accounting acquirer) was formed in July 2008 and accordingly, discussion of comparative periods of operations are not presented.

Revenues

Subsequent to the reverse merger, Aria International Incorporated is the reporting entity. Aria International Incorporated was incorporated in July 2008 and had generated no revenues during the three and six months ended June 30, 2009. In April 2009, the Company entered into a contract with the Royal Thai Army, pursuant to which the Company sells surveillance and communications equipment to the Royal Thai Army. The total contract amount was $9,700,000, which includes delivery and installation of the equipment, as well as providing training to the buyer. The Company recognizes revenues from the equipment portion upon shipment and installation, and the service portion upon completion of the training programs. Revenues from this type of multiple deliverable arrangements are accounted for in accordance with EITF 00-21 separate units of accounting based on the relative fair value of the delivered units. As of June 30, 2009, the Company had received payments from the Royal Thai Army in the amount of $6,790,000 and the payments received were accounted for as deferred revenues. The equipment is scheduled to be delivered, installed, and accepted by the buyer in late August 2009, at that time that the revenues related to the equipment portion will be recognized.

Costs of Sales

The Company recorded no costs of sales during the three and six months ended June 30, 2009. In connection with the sales contract with the Royal Thai Army, the Company had incurred costs and expenses in an aggregate amount of $9,495,475. These costs and expenses were capitalized as of June 30, 2009, and will be charged to costs of sales upon the delivery of the equipment and services.

Operating Expenses

Operating expenses for the three and six months ended June 30, 2009 were $2,077,905 and $2,959,592, respectively. The operating expenses for the three months ended June 30, 2009 consist primarily of $551,000 in personnel costs, $1,072,000 in professional fees, $192,000 for promotional, travel and entertainment. The operating expenses for the six months ended June 30, 2009 consist primarily of $943,000 in personnel costs, $1,393,000 in professional fees, $351,000 for promotional, travel and entertainment.

Other Expenses

Interest expense was $219,425 and $250,228, respectively, for the three and six months ended June 30, 2009. This includes mainly accrued interest for the OCAST award and notes payable to related parties, as well as $100,000 cash and issuance of 750,000 shares of the Company’s common stock, valued at $60,000, to a third party in connection with a short-term loan the Company entered into in April 2009.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2009.

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

Changes in Internal Control Over Financial Reporting.

During the most recent quarter ended June 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2009, the Company issued an aggregate of 750,000 shares of its common stock in connection with a short-term loan agreement with a third party.  In addition, upon the execution of a Stock Adjustment Agreement the Company entered into with its convertible debenture holders in May 2009, the Company agreed to issue an aggregate of 471,429 shares of its common stock to the noteholders, of which 281,961 shares were contributed by three significant shareholders of the Company, and the remaining 189,468 shares of common stock were new issuances. The Company also received an aggregate of $31,000 for approximately 124,000 shares of common stock subscribed.

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

ARIA INTERNATIONAL HOLDINGS, INC.

/s/ Michael A. Crosby
August 14, 2009	Michael A. Crosby
Principal Executive Officer