Form 10-Q
period 2009-09-30
Aria International Holdings, Inc.
filed 2009-11-23
CIK 1427092

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

COMMISSION FILE NUMBER 333-142076

ARIA INTERNATIONAL HOLDINGS, INC.
(Exact Name of small business issuer as specified in its charter)

Nevada	26-1650042
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4821 29th Street, Arlington, VA 22207
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (703) 835-9693

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated file ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 20, 2009, the issuer had 148,829,360 outstanding shares of common stock.

ARIA INTERNATIONAL HOLDINGS, INC.

FORM 10-Q for September 30, 2009

INDEX

		Page
	Cautionary Statement Concerning Forward-Looking Statements	1
PART I	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	2
	Condensed Consolidated Statements of Losses for the Three and Nine Months ended September 30, 2009 and for the period from Inception (July 10, 2008) through September 30, 2008 (unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Deficit for the Nine Months ended September 30, 2009 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and for the period from Inception (July 10, 2008) through September 30, 2008 (unaudited)	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4T	Controls and Procedures	22
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	23
Item 1A	Risk Factors	23
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3	Defaults Upon Senior Securities	23
Item 4	Submission of Matters to a Vote of Security Holders	23
Item 5	Other Information	23
Item 6	Exhibits	24
	Signature Page	25

ARIA INTERNATIONAL HOLDINGS, INC.
SEC FORM 10-Q FOR SEPTEMBER 30, 2009

Cautionary Statement Concerning Forward Looking Statements:

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,“ “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

The registrant completed a reverse merger and recapitalization agreement in March 2009. The accounting acquirer and successor entity, Aria International Incorporated, was formed in July 2008 (see Note 1 to the accompanying financial statements). Accordingly comparative statements of losses and cash flows presented are the operating results from inception (July 2008) through September 30, 2008.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARIA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Current Assets
Cash	$20,632	$4,343
Capitalized contract costs (Note 1)	10,018,906	—
Total Current Assets	10,039,538	4,343

Property and Equipment, at cost
Furniture and equipment	8,044	—
Accumulated deprecation	3,051	—
Total Property and Equipment, net	4,993	—

Other assets (Note 1)	485,000	—
Total Assets	$10,529,531	$4,343

Current Liabilities
Accounts payable and accrued liabilities	$6,722,711	$235,238
Other payable	6,000	—
Deferred revenues (Note 1)	6,790,000	—
Notes payable to related party (Note 4)	2,893,652	660,000
Notes payable (Note 4)	525,000	—
Total Current Liabilities	16,937,363	895,238

Award repayable (Note 3)	145,000	—
Total Long-term liabilities	145,000	—
Total Liabilities	17,082,363	895,238
Deficiency in Stockholders’ Equity (restated for effect of reverse merger with Aria International Incorporated)
Preferred stock, par value $.0001 per share; 10,000,000 and 1,200,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; none issued and outstanding at September 30, 2009 and December 31, 2008 (Note 6)	—	—
Common stock, par value $.0001 per share; 300,000,000 and 100,000,000 shares authorized at September 30, 2009 and December 31, 2008, respectively; 148,829,360 and 59,003,192 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively (Note 6)	14,883	5,901
Subscription payable	58,000	—
Additional paid-in Capital	193,089	182,795
Accumulated deficit	(6,818,804)	(908,591)
	(6,552,832)	(719,895)
Deferred compensation	—	(171,000)
Stockholders’ Deficiency	(6,552,832)	(890,895)
Total Liabilities and Deficiency in Stockholders’ Equity	$10,529,531	$4,343

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
(Unaudited)

	For the three months ended September 30, 2009	For the nine months ended September 30, 2009	For the period from inception (July 10, 2008) through September 30, 2008
Sales	$—	$—	$36,000
Cost of Sales	—	—	(33,670)
Gross profit	—	—	2,330
Operating Expenses:
Selling, General and Administrative	2,305,733	5,264,830	31,099
Depreciation	372	869	—
Total Operating Expense	2,306,105	5,265,699	31,099
Loss from Operations	(2,306,105)	(5,265,699)	(28,769)
Other Income (Expenses):
Loss on settlement of debt (Note 5 and 6)	—	(28,714)	—
Interest expense, net	(365,572)	(615,800)	—
Total Other (Expenses)	(365,572)	(644,514)	—
Provision for Income Tax	—	—	—
Net Loss	$(2,671,677)	$(5,910,213)	$(28,769)
Loss per common share (basic and assuming dilution)	$(0.02)	$(0.05)	$(0.00)
Weighted average common shares outstanding	148,829,360	128,220,729	37,463,297

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(Unaudited)

	Common Shares	Common Share Amount	Additional Paid in Capital	Stock Subscription Payable	Deferred Compensation	Accumulated Deficit	Total
Balance at December 31, 2008 (restated for effect of reverse merger with Aria International Incorporated)	59,003,192	$5,900	$182,796	$—	$(171,000)	$(908,591)	$(890,895)
Issuance of common stock in exchange for accounts payable and services	71,700	7	5,729	—	—	—	5,736
Amortization of deferred compensation	—	—	—	—	46,667	—	46,667
Recapitalization pursuant to reverse merger	88,815,000	8,882	(188,525)	—	—	—	(179,643)
Issuance of common stock in connection with short-term loan	750,000	75	59,925	—	—	—	60,000
Stock subscription payable	—	—	—	58,000	—	—	58,000
Amortization of deferred compensation	—	—	—	—	124,333	—	124,333

Operating expenses contributed by shareholders	—	—	22,500	—	—	—	22,500
Common stock contributed by shareholders in connection with settlement of debt (Note 5)	(281,961)	(28)	28	—	—	—	—
Issuance of common stock in exchange for settlement of debt (Note 5)	471,429	47	37,667	—	—	—	37,714
Issuance of warrants in exchange for interest expense	—	—	72,969	—	—	—	72,969
Net loss	—	—	—	—	—	(5,910,213)	(5,910,213)
Balance at September 30, 2009	148,829,360	$14,883	$193,089	$58,000	$—-	$(6,818,804)	$(6,552,832)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30, 2009	For the period from inception (July 10, 2008) through September 30, 2008
INCREASE IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,910,213)	$(28,769)
Depreciation	869	—
Operating expenses contributed by shareholders	22,500	—
Common stock issued in exchange for interest expenses	60,000	—
Recapitalization costs	27,864	—
Amortization of deferred compensation	124,333	—
Amortization and write-off of debt discount	5,719	—
Loss on settlement of debt	28,714	—
Warrants issued In exchange for interest expense	72,969
Adjustments to reconcile net loss to cash used for operating activities:		—
Changes in assets and liabilities:		—
Prepaids and other assets	(10,503,906)	—
Accounts payable and accrued expenses	6,462,870	—
Deferred revenues	6,790,000	—
NET CASH USED IN OPERATING ACTIVITIES	(2,818,281)	(28,769.00)

NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs and fees	58,000	—
Proceeds from subsidiary common stock subscription	98	—
Proceeds from notes payable, net of repayments	2,767,652	50,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,825,750	50,000

NET INCREASE IN CASH AND EQUIVALENTS	7,469	21,231

Cash and cash equivalents at the beginning of the period	4,343	—
Cash acquired in merger	8,820	—
Cash and cash equivalents at the end of the period	$20,632	$21,231

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$—	$—
Income taxes paid	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ARIA INTERNATIONAL HOLDINGS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying unaudited condensed consolidated financial statements follows.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine-month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The consolidated financial statements as of December 31, 2008 have been derived from the audited consolidated financial statements at that date but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Business and Basis of Presentation

Aria International Holdings, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on November 21, 2007 under the name TriCord Hurricane Holdings, Inc. On November 30, 2007, pursuant to the terms of a share exchange agreement, it acquired control of its now wholly-owned subsidiary, TriCord Hurricane Products, Inc.

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

On March 3, 2009, TriCord Hurricane Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aria Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (the “Aria Acquisition”) and Aria International Incorporated, a Delaware corporation (“Aria Incorporated”) formed in July 2008. Pursuant to the Merger Agreement, Aria Acquisition merged into Aria Incorporated, resulting in Aria Incorporated’s becoming a wholly owned subsidiary of TriCord Hurricane Holdings, Inc. (the “Merger”). On March 9, 2009, TriCord Hurricane Holdings, Inc. changed its name to Aria International Holdings, Inc. The primary business and market focus of the Company, after the Merger, has been specialized surveillance and communications solutions to a broad range of customers. The corporate offices of the Company are in Arlington, Virginia.

Merger and Recapitalization:

The acquisition of Aria Incorporated by the Company (formerly TriCord Hurricane Holdings, Inc.) (TriCord) resulted in a change in control of the Company and was accounted for as a “reverse merger” whereby Aria Incorporated was the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to the “reverse merger” transaction, the financial statements of the Company reflect the historical financial statements of Aria Incorporated from its inception (July 2008) and the operations of Aria International Holdings, Inc. (formerly TriCord Hurricane Holdings, Inc.) subsequent to the March 3, 2009 transaction date. A reverse-merger transaction is considered, and accounted for as a capital transaction in substance; it is equivalent to the issuance of Aria Incorporated securities for TriCord’s net monetary assets, which are de minimis, accompanied by a recapitalization; TriCord’s liabilities exceeded its assets on the day of the transaction and additional paid capital was adjusted. Accordingly, the Company did not recognize any goodwill or other intangible assets in connection with this “reverse merger” transaction. Aria Incorporated is the surviving entity.

Following the Merger, the Company has focused on the development of business of Aria Incorporated, the provision of specialized surveillance and communications solutions. The Company no longer actively pursues the TriCord Hurricane Products business and will likely divest the TriCord Hurricane Products business once an acquirer is identified and terms acceptable to the Company are agreed upon.

The accompanying unaudited condensed consolidated financial statements present the historical financial condition, results of operations and cash flows of Aria Incorporated prior to the Merger. Since Aria Incorporated was formed in July 2008, comparative statements of losses and cash flows presented for comparative periods in 2008 are the operating results of Aria Incorporated for the period from inception (July 10, 2008) through September 30, 2008. All reference to common stock shares and per share amounts have been retroactively restated to effect the Merger as if the transaction had taken place as of the beginning of the earliest period presented.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

In April 2009, the Company entered into a sales contract with the Royal Thai Army, pursuant to which the Company sells surveillance and communications equipment to the Royal Thai Army. The total contract amount was $9,700,000, which includes delivery and installation of the equipment, as well as providing training to the buyer. The Company recognizes revenues from the equipment portion upon shipment and installation, and the service portion upon completion of the training programs. Revenues from this type of multiple deliverable arrangements are accounted for in accordance with ASC 605-10, which incorporates Accounting Standards Codification subtopic 605-25 separate units of accounting based on the relative fair value of the delivered units. As of September 30, 2009, the Company had received payments from the Royal Thai Army in the amount of $6,790,000 and the payments received were accounted for as deferred revenues. In connection with this contract, the Company also had incurred costs and expenses in an aggregate amount of $10,018,906.

These costs and expenses were capitalized as of September 30, 2009, and will be charged to costs of sales upon the delivery of the equipment and services. The Company was also required to deposit with the buyer cash in the amount of $485,000 to guaranty the performance of this contract and warrant against the defects and malfunctions of the equipment. The buyer shall return the cash to the Company after a period of 365 days from the acceptance of the equipment. The Company had accounted for the refundable amount of $485,000 as a non-current asset as of September 30, 2009.

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company’s results of operations or financial condition. See Note 11 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

NOTE 2 — GOING CONCERN MATTERS

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the unaudited condensed consolidated financial statements for the nine-month period ended September 30, 2009, the Company incurred net losses of $5,910,213. The Company’s current liabilities exceeded its current assets by $6,897,825 as of September 30, 2009. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop revenues and profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued growth, distribution and sale of its products and services, and additional equity investment in the Company. The accompanying condensed consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company’s liquidity, the Company is actively pursuing additional debt or equity financing through discussions with investment bankers and private investors. Management expects to continue this practice and believes that the Merger with Aria Incorporated further increases the potential for private placement of its convertible securities and/or equity. Outside investment banking services have been arranged to assist and support the future financing requirements of the Company. However, there can be no assurance the Company will be successful in its effort to secure additional financing.

By adjusting the Company’s operations and development to the level of capitalization, management believes it has sufficient capital resources to meet projected cash flow deficits for the next twelve months. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company’s business, results of operations liquidity and financial condition. If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems.

NOTE 3 — AWARD REPAYABLE

In July 2007, the Company, while conducting the prior business of TriCord Hurricane Holdings, Inc., entered into an award agreement under the Oklahoma Center for the Advancement of Science and Technology (OCAST) Technology Business Finance Program funded by the Oklahoma legislature. By the terms of the agreement, TriCord was advanced $100,000 of matching funds for sales and marketing activities and short-term working capital requirements.

The Company is required to repay the award based on attaining certain milestones under the award agreement, but in no case later than five years from the date of the award, which is July 2012. In addition, repayment may be made anytime by the Company prior to the full repayment date in July 2012 in the amount of the award receipt plus one-fifth (1/5) of the award for each of the year the award is outstanding, as illustrated in the following schedule:

First year from the award receipt: $100,000 + $20,000 = $120,000
Second year from the award receipt: $100,000 + $40,000 = $140,000
Third year from the award receipt: $100,000 + $60,000= $160,000
Fourth year from the award receipt: $100,000 + 80,000 = $180,000
Fifth year from the award receipt: $100,000 + $100,000 = $200,000

The Company has not pledged any assets as security under the award agreement. The Company accounted for the amount to be repaid in addition to the original award receipt as accrued interest. Subsequent to the Merger, the original award of $100,000 was accounted for as long-term liabilities on a consolidated basis and accrued interest in connection with this award was $45,000 as of September 30, 2009.

NOTE 4 — NOTES PAYABLE

Notes payable as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
Note payable to Company significant shareholder in monthly installments of interest at 12% per annum; maturity date is on December 31, 2009.
Original loan agreement defines maximum borrowing capacity is up to $1,000,000. During the period ended September 30, 2009, the noteholder verbally agreed to increase the borrowing exceeding the original borrowing capacity. The company granted the note holder a security interest in all accounts, chattel paper, documents, equipment, fixtures, general intangibles, instrument and inventories, whether now owned by the Company or hereafter acquired, and all proceeds thereof, of the Company.
	$2,450,535	$660,000
Note payable to the Company’s Chief Executive Officer in monthly installments of interest at 12% per annum; maturity date is on December 31, 2009. Maximum borrowing capacity is up to $500,000 on a note executed on April 1, 2009. The Company granted the noteholder a security interest in all accounts, chattel paper, documents, equipment, fixtures, general intangibles, instrument and inventories, whether now owned by the Company or hereafter acquired, and all proceeds thereof, of the Company.	443,117	—
Notes payable to six non-affiliated individuals in an aggregate amount of $525,000; extended maturity date is December 31, 2009. Interest is accrued monthly on an agreed-upon basis with the noteholders at approximately 15%.	525,000	—
Total	3,418,652	660,000
Less: Current portion	(3,418,652)	(660,000)
Long-term portion	$–0–	$–0–

On April 30, 2009, the Company also entered into a short-term loan agreement with a third party. The loan amount was $2,000,000, and the Company granted the lender a security interest equal to the first $2 million in contract proceeds from the Royal Thai Army (Note 1). The loan provided for a maturity no later than 60 days from execution, and the Company was required to pay the lender a fee of $100,000 and issue to the lender 750,000 shares of its common stock. The loan was repaid in full as of September 30, 2009, and the Company had accounted for the $100,000 of fees and the fair value of the 750,000 shares of common stock issued (Note 6), or $60,000, as interest expenses during the nine months ended September 30, 2009.

NOTE 5 — SUBORDINATED CONVERTIBLE DEBENTURES

In June 2008, the Company, while conducting the prior business of TriCord Hurricane Holdings, Inc., issued an aggregate of $9,000 of convertible subordinated debentures. The debentures bear interest at 10% per annum and mature two years after issuance. The debentures are convertible at the debenture holder’s option to common stock at $0.0525 per share and are subordinated to the Award Repayable to the Oklahoma Center for the Advancement of Science and Technology. Additionally, the debenture holders received warrants to purchase the Company’s common stock which may be exercised into a number of shares equal to three times the number of shares of common stock into which the debentures are convertible at an exercise price of $0.0525 per share. The warrants expire five years from date of issuance.

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt with Conversions and Other Options, the Company recognized an imbedded beneficial conversion feature present in the convertible debenture. A portion of the proceeds equal to the intrinsic value of that feature was allocated to additional paid in capital. The Company recognized and measured an aggregate of $1,893 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible debenture at the time the debentures were issued. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture’s maturity period (two years) as interest expense.

In connection with the placement of the convertible debenture, the Company, while conducting the prior business of TriCord Hurricane Holdings, Inc., issued warrants granting the holders the right to acquire 514,286 shares of the Company’s common stock at $0.0525 per share. In accordance with Accounting Standards Codification subtopic 470-10, Debt (“ASC 470-10”), the Company recognized the value attributable to the warrants in the amount of $7,107 to additional paid in capital and a discount against the convertible debenture at the time the debentures were issued. The warrants were valued in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 0.875%, a dividend yield of 0%, and volatility of 160%. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period (two years) as interest expense.

Subsequent to the Merger, the subordinated convertible debentures were accounted for as long-term liabilities on a consolidated basis. In May 2009, the Company entered into a Stock Adjustment Agreement with the debenture holders, pursuant to which the Company agreed to issue an aggregate of 471,429 shares of its common stock to the debenture holders in exchange for settlement of the $9,000 of convertible debentures and 514,286 outstanding warrants. Upon the execution of the Stock Adjustment Agreement, the Company issued an aggregate of 471,429 shares of its common stock to the debenture holders, of which 281,961 shares were contributed by three significant shareholders of the Company, and the remaining 189,468 shares of common stock were new issuances (Note 6).

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the attached warrants over the term of the debentures. Upon the settlement of debentures and warrants in May 2009, all unamortized debt discount was charged to interest expense for the period ended September 30, 2009.

NOTE 6 — CAPITAL STOCK

Recapitalization pursuant to Merger

The Merger between the Company and Aria Incorporated was consummated on March 3, 2009, by exchanging 88,815,000 shares of the Company’s common stock for 100% of the outstanding common stock of Aria Incorporated. As a result of the exchange, the stockholders of Aria Incorporated became the controlling stockholders of the Company. The acquisition has been accounted for as a capital transaction as a result of the “reverse merger.” Under this method, Aria Incorporated (the accounting acquirer) is considered to have acquired the Company (the accounting acquiree) on the date of the transaction and continued as the reporting entity thereafter. The net assets of the Company were recorded at carrying value with no recognition of goodwill.

Preferred Stock

In January 2009, the Company increased its authorized preferred stock from 1,200,000 shares to 10,000,000 shares, with a par value of $0.0001 per share. At September 30, 2009 and December 31, 2008, there were no preferred shares issued and outstanding.

Common Stock

In January 2009, the Company increased its authorized common stock from 100,000,000 shares to 300,000,000 shares, with a par value of $0.0001 per share. At September 30, 2009 and December 31, 2008, the Company had 148,829,360 and 59,003,192 shares of common stock issued and outstanding, respectively.

Prior to the Merger, the Company issued an aggregate of 71,700 shares of common stock to a consultant in exchange for $4,800 of accrued services fees and $936 of services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

Upon the Merger on March 3, 2009, the Company issued an aggregate of 88,815,000 shares of the Company’s common stock in exchange for 100% of the outstanding common stock of Aria Incorporated.

In prior year, the Company issued common stock to consultants in exchange for services to be rendered in fiscal 2009. The value of the common shares issued was approximately $171,000 and was accounted for as deferred compensation. The Company had amortized $46,667 of the deferred compensation prior to the Merger and an additional $124,333 was amortized after the completion of the Merger. The deferred compensation is amortized over the period that the services was provided.

During the second quarter of 2009, the Company issued an aggregate of 750,000 shares of its common stock in connection with a short-term loan agreement with a third party (Note 4). The Company had accounted for the fair value of the 750,000 shares of common stock issued, or $60,000, as interest expenses during the nine months ended September 30, 2009. In addition, upon the execution of a Stock Adjustment Agreement the Company entered into with its convertible debenture holders in May 2009 (Note 5), the Company agreed to issue an aggregate of 471,429 shares of its common stock to the debenture holders, of which 281,961 shares were contributed by three significant shareholders of the Company, and the remaining 189,468 shares of common stock were new issuances. The fair value of the 471,429 shares of common stock was $37,714 at that time of issuance, the Company accounted for the conversion of $9,000 debenture and the remaining $28,714 was charged to operations as loss on settlement of debt during the period ended September 30, 2009.

Subsequent to the Merger, the Company received an aggregate of $58,000 for approximately 232,000 shares of common stock subscribed. The shares have not been issued as of September 30, 2009, and the Company had accounted for the proceeds received as stock subscription payable.

NOTE 7 — STOCK OPTIONS AND WARRANTS

Stock Options

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	—	—
Granted	19,500	0.05
Exercised	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2007	19,500	$0.05
Granted	17,500	0.20
Exercised	(19,500)	0.05
Cancelled or expired	(7,500)	0.20
Outstanding at December 31, 2008	10,000	$0.20
Granted	—	—
Exercised	—	—
Cancelled or expired	(10,000)	0.20
Outstanding at September 30, 2009	—	$—

There was no stock based compensation charged to operations during the three and nine months ended September 30, 2009. All previously granted stock options have been exercised or expired as of September 30, 2009.

Warrants

In connection with the placement of the convertible debenture (Note 5), the Company issued warrants granting the holders the right to acquire 514,286 shares of the Company’s common stock. In May 2009, the Company entered into a Stock Adjustment Agreement with the debenture holders, pursuant to which the Company agreed to issue an aggregate of 471,429 shares of its common stock to the debenture holders in exchange for settlement of the $9,000 of convertible debentures and 514,286 outstanding warrants (Note 5). Upon the execution of the Stock Adjustment Agreement, 514,286 warrants of the Company were terminated.

Transactions involving warrants issued to note holders are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at January 1, 2007	—	$—
Granted	—	—
Exercised	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2007	—	$—
Granted	514,286	0.0525
Exercised	—	—
Cancelled or expired	—	—
Outstanding at December 31, 2008	514,286	$0.0525
Granted	1,503,328	0.001
Exercised	—	—
Cancelled or expired	(514,286)	0.0525
Outstanding at September 30, 2009	1,503,328	$0.001

The warrants granted in September 2008 were accounted for as debt discount in accordance with Accounting Standards Codification subtopic 470-10, Debt (“ASC 470-10”).

On September 9, 2009, the Company issued 1,503,328 warrants to purchase the Company’s common stock at $0.001 per share exercisable within two years from grant. These warrants were issued to six non-affiliate individuals in connection with its debt financing (Note 4). The fair value of the warrants in the amount of $72,969 was determined using the Black Scholes Option Pricing Model based on the following assumptions. The value of the warrants was accounted for as a debt discount to the notes. The debt discount was amortized based on the original maturity date, which is in September 2009, and charged to interest expense during the period ended September 30, 2009.

Significant assumptions:
Risk-free interest rate at grant date        2.31%
Expected stock price volatility        160.0%
Expected dividend payout        —
Expected warrant life (a):        2 years

(a)	The expected warrant life is based on contractual expiration dates.

NOTE 8 — FAIR VALUE MEASUREMENT

The Company adopted the provisions of ASC 825-10 on January 1, 2009. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts payable, short-term borrowings, and other current assets and liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company’s long-term debt is the only item that is subject to SFAS 157 as of September 30, 2009 as follows:

Notes payable to related parties (level 1)     $2,893,652
Notes payable (level 1):     $525,000
Award repayable (level 1)     $145,000

NOTE 9 — COMMITMENTS AND CONTINGENCIES

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

The Company is unable to predict the extent of its ultimate liability with respect to any and all future securities matters. The costs and other effects of any future litigation, government investigations, legal and administrative cases and proceedings, settlements, judgments and investigations, claims and changes in this matter could have a material adverse effect on the Company’s financial condition and operating results.

The consolidated financial statements of the Company, reflecting the prior business of Tricord, for the year ended December 31, 2007, have been fully restated by the Company and audited by the Company’s current independent registered public accounting firm. These restated consolidated financial statements are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Litigation

The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

The Company is currently a party to two legal proceedings. The first involves an action filed by Lehmann Group, LLC. The Lehmann Group is seeking to collect a commission, it has alleged to be owed to it, pursuant to the terms of a contract that Aria Incorporated was awarded by the Royal Thai Army. In this action the Lehman Group alleges that it was a party to the business development efforts that supported this contract award and seeks three percent (3%) of the total contract value, or $291,000. The Company believes that this action is without merit and that it has viable defenses to the Lehman Group’s claims and intends to vigorously defend itself against the claims. Management believes that this action will not have a material adverse effect on the Company’s consolidated financial position or results of operations, regardless of its ultimate outcome.

The second action involves an action filed by the Company against the Company’s former accounting firm, Hogan Taylor LLP. As noted above, Hogan Taylor LLP reported that it had performed auditing services relating to the Company’s consolidated financial statements, even though it was not independent. The Company filed this action seeking compensation in the amount of $5,000,000 for damages relating to Hogan Taylor’s actions.

Employment Agreement

On March 3, 2009 the Company entered into executive employment agreements with two of its senior officers, Michael A. Crosby, CEO and Richard A. Smith, COO. The agreements provide for base salaries as well as milestone equity incentives. The term of each of these agreements is two years, with an automatic renewal of one additional year unless terminated by either applicable party with written notice.

NOTE 10 — RELATED PARTY TRANSACTIONS

As described in Note 4, significant shareholders of the Company have advanced funds to the Company for working capital purposes. Aggregate amounts due to these shareholders was $2,450,535 and $660,000 as of September 30, 2009 and December 31, 2008, respectively. Accrued interest during the nine months ended September 30, 2009 in connection with these loans was $95,935.

As described in Note 5, in May 2009 the Company entered into a Stock Adjustment Agreement with its convertible debenture holders, pursuant to which the Company agreed to issue an aggregate of 471,429 shares of its common stock to the debenture holders in exchange for settlement of the $9,000 of convertible debentures and 514,286 outstanding warrants. Upon the execution of the Stock Adjustment Agreement, the Company issued an aggregate of 471,429 shares of its common stock to the debenture holders, of which 281,961 shares were contributed by three significant shareholders of the Company, and the remaining 189,468 shares of common stock were new issuances (Note 6).

The Company leases from a significant shareholder a 50-foot Mikelson “Persistence” slipped at Marina Village B-23, for purposes of providing support for personnel, office and meeting space, as well as sleeping quarters for employees. The monthly rent is $2,500, effective December 1, 2008 through December 31, 2009. Rental expense charged to operations in connection with this lease was $7,500 and $22,500, respectively, for the three and nine months ended September 30, 2009.

The Company also uses office space in the residence of the Company’s officer and significant shareholder on a month-to-month basis in Arlington, Virginia. In accordance with Staff Accounting Bulletin Topic 5-T, the Company accounted for the occupancy expenses as a current expenses and a corresponding capital contribution. Rental expenses charged to operations in connection with this arrangement was $7,500 and $22,500, respectively, for the three and nine months ended September 30, 2009, with a corresponding capital contribution of $22,500 as of September 30, 2009.

NOTE 11 — SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through November 23, 2009 and reports the following matters:

On October 14, 2009, financial assistance in the amount of $350,000 was provided by a shareholder. This loan required a ten percent (10%) fee and will be repaid on or before December 14, 2009.

Effective November 1, 2009, Aria International was awarded a support services contract with Riley Solutions, Inc. to examine advanced lightweight armor applications in the federal sector. This contract is valued at $240,000 for one year.

On November 4, 2009, the Company secured a loan from Regent Private Capital LLC in the amount of $2,750,000 to support the acquisition of surveillance equipment that will be provided to the Royal Thai Army. The loan origination fee associated with this loan is $100,000 and will be repaid within the next twelve months. The assigned interest rate is 12% per annum.

On November 7, 2009, the Company secured private party financing in the amount of $2,910,000 to support the acquisition of surveillance equipment for the Royal Thai Army (RTA). The loan origination fee is $100,000 and there is no interest associated with this loan. This loan will be repaid on or before December 31, 2009, and is secured by the Company’s contract with the RTA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this quarterly report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are “forward-looking statements” within the meaning of the federal securities laws. Although the Company believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Company on file with the SEC.

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

Overview and Organizational History

Aria International Holdings, Inc. (the “Company”) was incorporated pursuant to the laws of the State of Nevada on November 21, 2007 under the name TriCord Hurricane Holdings, Inc. On November 30, 2007, pursuant to the terms of a share exchange agreement, it acquired control of its now wholly-owned subsidiary, TriCord Hurricane Products, Inc.

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

On March 3, 2009, TriCord Hurricane Holdings, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aria Acquisition, Inc., a Nevada corporation and wholly-owned subsidiary of the Company (the “Aria Acquisition”) and Aria International Incorporated, a Delaware corporation (“Aria Incorporated”) formed in July 2008. Pursuant to the Merger Agreement, Aria Acquisition merged into Aria Incorporated, resulting in Aria Incorporated’s becoming a wholly owned subsidiary of TriCord Hurricane Holdings, Inc. (the “Merger”). On March 9, 2009, TriCord Hurricane Holdings, Inc. changed its name to Aria International Holdings, Inc.

The acquisition of Aria Incorporated by the Company (formerly TriCord Hurricane Holdings, Inc.) (TriCord) resulted in a change in control of the Company and was accounted for as a “reverse merger” whereby Aria Incorporated was the accounting acquirer for financial statement purposes. Accordingly, for all periods subsequent to the “reverse merger” transaction, the financial statements of the Company reflect the historical financial statements of Aria Incorporated from its inception (July 2008) and the operations of Aria International Holdings, Inc. (formerly TriCord Hurricane Holdings, Inc.) subsequent to the March 3, 2009 transaction date.

Following the Merger, the Company has focused on the development of business of Aria Incorporated, the provision of specialized surveillance and communications solutions. The Company no longer actively pursues the TriCord Hurricane Products business and will likely divest the TriCord Hurricane Products business once an acquirer is identified and terms acceptable to the Company are agreed upon.

Aria International Incorporated Business

Aria Incorporated is a wholly-owned subsidiary of the Company and was formed in Delaware in July 2008. Aria Incorporated is focused on providing specialized surveillance and communications solutions to its customers. Aria Incorporated operates as a solutions provider, a systems integrator, and as an operator of such surveillance and communications systems. Working closely with clients in a flexible and responsive fashion, Aria Incorporated has been able to constantly adapt as demanded by the customer’s environment to changing requirements and provide effective solutions. The founders of Aria Incorporated previously worked on projects with the United Stated Marine Corps, the United Arab Emirates Air Force, Kuwait Ministry of Interior, Royal Thai Army, Air Force and Marines and the Indian Ministry of Interior. In addition, the founders of Aria Incorporated have firsthand experience and explicit operational expertise in surveillance and communications solutions. Aria Incorporation intends to apply that experience and operational expertise to provide engineering, data collection and fusion, data-virtualization, and provide support for the tactical response to threats and to specific acts of terrorism against ports, borders and high-value infrastructure.

Liquidity and Capital Resources

As of September 30, 2009, we had working capital deficit of $6,897,825. For the nine-month period ended September 30, 2009, we used cash flow in operating activities of $2,818,281 consisting primarily of the net loss of $5,910,213, net with $869 of depreciation, $5,719 of amortization and write-off of debt discount, $27,864 of recapitalization costs, $22,500 of operating expenses contributed by subsidiary shareholders, $124,333 of amortization of deferred compensation charged to operations post merger, $28,714 of loss on settlement debt, $60,000 of common stock issued for interest expenses, $72,969 of warrants granted in exchange for interest expense and the changes in the balances of assets and liabilities. Assets increased $10,503,906, net with an increase in liabilities of $13,252,870.

There was no cash used in investing activities for the nine months ended September 30, 2009.

We met our cash requirements during the nine months ended September 30, 2009 through $58,098 of proceeds from subscription of the Company’s common stock and $2,767,652 of proceeds (net of repayments) from related and third party loans.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits for the next twelve months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Our registered independent certified public accountants have stated in their report that we have incurred significant operating losses and that we are dependent upon management’s ability to develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern. As a result this may impede our ability to raise additional capital.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate, our estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

In April 2009, the Company entered into a sales contract with the Royal Thai Army, pursuant to which the Company sells surveillance and communications equipment to the Royal Thai Army. The total contract amount was $9,700,000, which includes delivery and installation of the equipment, as well as providing training to the buyer. The Company recognizes revenues from the equipment portion upon shipment and installation, and the service portion upon completion of the training programs. Revenues from this type of multiple deliverable arrangements are accounted for in accordance with ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25 separate units of accounting based on the relative fair value of the delivered units. As of September 30, 2009, the Company had received payments from the Royal Thai Army in the amount of $6,790,000 and the payments received were accounted for as deferred revenues. In connection with this contract, the Company also had incurred costs and expenses in an aggregate amount of $10,018,906. These costs and expenses were capitalized as of September 30, 2009, and will be charged to costs of sales upon the delivery of the equipment and services. The Company was also required to deposit with the buyer cash in the amount of $485,000 to guaranty the performance of this contract and warrant against the defects and malfunctions of the equipment. The buyer shall return the cash to the Company after a period of 365 days from the acceptance of the equipment. The Company had accounted for the refundable amount of $485,000 as a non-current asset as of September 30, 2009.

Stock-Based Compensation

The Company accounts for its stock based compensation under ASC 718 “Compensation — Stock Compensation” which was adopted in 2006, using the fair value based method. Under this method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. This guidance establishes standards for the accounting for transactions in which an entity exchanges it equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

The Company does not have any employee stock options and stock purchases plans at September 30, 2009.

Computation of Net Income (Loss) per Share

Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per common share is computed using the combination of dilutive common share equivalents, which include convertible preferred shares, options and warrants and the weighted-average number of common shares outstanding during the period. During the three and nine months ended September 30, 2009 and for the period from inception (July 10, 2008 through September 30, 2008), common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact the Company’s results of operations or financial condition. See Note 11 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles—Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

Results of Operations

The Company completed a reverse merger and recapitalization agreement in March 2009. The accounting acquirer and successor entity, Aria International Incorporated, was formed in July 2008. Accordingly comparative operating results presented are for the period from inception (July 2008) through September 30, 2008.

Revenues

The Company generated no revenues during the three and nine months ended September 30, 2009, as compared to minimal revenues of $36,000 for the period from inception (July 2008) through September 30, 2008. In April 2009, the Company entered into a contract with the Royal Thai Army, pursuant to which the Company sells surveillance and communications equipment to the Royal Thai Army. The total contract amount was $9,700,000, which includes delivery and installation of the equipment, as well as providing training to the buyer. The Company recognizes revenues from the equipment portion upon shipment and installation, and the service portion upon completion of the training programs. Revenues from this type of multiple deliverable arrangements are accounted for in accordance with EITF 00-21 separate units of accounting based on the relative fair value of the delivered units. As of September 30, 2009, the Company had received payments from the Royal Thai Army in the amount of $6,790,000 and the payments received were accounted for as deferred revenues. The equipment is scheduled to be delivered, installed, and accepted by the buyer in December 2009, at that time that the revenues related to the equipment portion will be recognized.

Costs of Sales

The Company recorded no costs of sales during the three and nine months ended September 30, 2009. In connection with the sales contract with the Royal Thai Army, the Company had incurred costs and expenses in an aggregate amount of $10,018,906. These costs and expenses were capitalized as of September 30, 2009, and will be charged to costs of sales upon the delivery of the equipment and services. The cost of sale for sales of equipment for period from inception (July 2008) through September 30, 2008 was approximately $34,000.

Operating Expenses

Operating expenses for the three and nine months ended September 30, 2009 were $2,306,105 and $5,265,699, respectively. The operating expenses for the three months ended September 30, 2009 consist primarily of $437,973 in personnel costs, $322,958 in professional fees, and $278,357 for promotional, travel and entertainment. The operating expenses for the nine months ended September 30, 2009 consist primarily of $1,380,580 in personnel costs, $1,716,074 in professional fees, and $629,631 for promotional, travel and entertainment. Operating expenses for the period from inception (July 2008) through September 2008 were $31,099, consisting of primarily general administrative expenses.

Other Expenses

Interest expense was $365,572 and $615,800, respectively, for the three and nine months ended September 30, 2009. This includes mainly accrued interest for the OCAST award and notes payable to related parties, as well as $100,000 cash and issuance of 750,000 shares of the Company’s common stock, valued at $60,000, to a third party in connection with a short-term loan the Company entered into in April 2009. The Company also accounted for and charged to interest expense the amount of $72,969 for warrants issued in connection with its debt financing in September 2009. The Company had no other income or expenses for the period from inception (July 2008) through September 30, 2008.

Inflation

In the opinion of management, inflation will not have an impact on our financial condition and results of operations.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2009 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2009.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting.

During the most recent quarter ended September 30, 2009, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Company is a party to two legal proceedings which first became reportable during the quarterly period ended September 30, 2009.

The first involves an action filed by Lehmann Group, LLC. The Lehmann Group is seeking to collect a commission, it has alleged to be owed to it, pursuant to the terms of a contract that Aria Incorporated was awarded by the Royal Thai Army. In this action the Lehman Group alleges that it was a party to the business development efforts that supported this contract award and seeks three percent (3%) of the total contract value, or $291,000. The Company believes that this action is without merit and that it has viable defenses to the Lehman Group’s claims and intends to vigorously defend itself against the claims. Management believes that this action will not have a material adverse effect on the Company’s consolidated financial position or results of operations, regardless of its ultimate outcome.

The second action involves an action filed by the Company against the Company’s former accounting firm, Hogan Taylor LLP. Hogan Taylor LLP reported that it had performed auditing services relating to the Company’s consolidated financial statements for the period from January 3, 2006 (date of inception) through September 30, 2008, even though it was not independent. The Company filed this action seeking compensation in the amount of $5,000,000 for damages relating to Hogan Taylor’s actions.

ITEM 1A.    RISK FACTORS.

Not applicable.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 8, 2009, the Company granted common stock purchase warrants to purchase an aggregate of 1,503,328 shares of common stock at an exercise price of $0.001 per share, in connection with debt financing obtained during the quarter ended September 30, 2009. These warrants were granted to six non-affiliated individuals. The issuance of these common stock purchase warrants was made in reliance on the exemptions provided pursuant to Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

Please see Item 2 above for information of unregistered sales of equity securities during the quarter ended September 30, 2009. In addition, the following material events occurred during such quarterly period that were not previously reported in a Current Report on Form 8-K:

Entry into Material Definitive Agreement; Unregistered Sale of Equity Securities

On September 9, 2009, the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with six non-affiliated individuals, all of whom are signatories to the Purchase Agreement, a copy of which is filed as an exhibit to this report. Under the terms of the Purchase Agreement, the Company agreed to issue promissory notes to each of these individuals, in the form of the Promissory Note which also is filed as an exhibit to this report, in an aggregate amount of $525,000. These promissory notes, each of which initially had a maturity date of September 15, 2009, have been subsequently extended through and until December 31, 2009. Interest on these promissory notes accrues monthly on an agreed-upon basis with the noteholders at a rate of approximately 15%. Information relating to the common stock purchase warrants issued by the Company in connection with this debt financing is set forth in Item 2 above.

Regent Private Capital, LLC (“Regent Capital”), a principal shareholder of the Company, and Michael Crosby, the Chief Executive Officer of the Company, each entered into a Subordination Agreement with the lenders, dated September 8, 2009, pursuant to which each of them subordinated its right to the repayment of all outstanding indebtedness owed to it by the Company, to the lenders’ right to repayment of the debt financing provided by the Company under the terms of the Purchase Agreement. This subordination also includes a subordination of Regent Capital’s and Mr. Crosby’s security interests in all assets and property of the Company. A copy of the Subordination Agreements are filed as exhibits to this report. Additionally, each of the Company’s subsidiaries have guaranteed the repayment of the debt financing pursuant to the terms of a Subsidiary Guaranty, dated as of September 9, 2009, a copy of which also is filed as an exhibit to this report.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

The Board of Directors appointed Lawrence Field as a director on August 3, 2009. Since January 1989, Mr. Field has worked for Regent Private Capital, LLC, a Tulsa, Oklahoma based private investment company, as a Partner between January 1989 and June 2004 and as Managing Director since June 2004. Regent Private Capital, as a result of its ownership of the Company’s securities, is deemed to be an affiliate of the Company. Mr. Field also serves on the board of directors of WellQuest Medical & Wellness Corporation and 3Dicon Corporation. Mr. Field received his Bachelor of Science degree from the University of Texas at Austin in 1982.

In addition to the events described above that occurred during the quarter ended September 30, 2009, the Company, at its option, provides the following information concerning an “other event” occurring subsequent to the quarter ended September 30, 2009:

Stephen R. Soden, a partner in the law firm of Soden & Steinberger, LLP, resigned as the Company’s general counsel and Secretary, effective as of November 2, 2009.

ITEM 6.    EXHIBITS.

Exhibit Number	Description of Exhibits
4.3	Form of Promissory Note

4.4	Form of Common Stock Purchase Warrant

10.4	First Amended Note and Warrant Purchase Agreement dated as of September 9, 2009

10.5	Subordination Agreement dated September 8, 2009 by Regent Private Capital, LLC

10.6	Subordination Agreement dated September 8, 2009 by Michael A. Crosby

10.7	Subsidiary Guaranty dated as of September 9, 2009

31.1	Certification of Principal Executive Officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARIA INTERNATIONAL HOLDINGS, INC.
/s/ Michael A. Crosby
November 23, 2009	Michael A. Crosby Principal Executive Officer